Form 10-Q
period 1996-06-30
SULLIVAN DENTAL PRODUCTS INC
filed 1996-08-08
CIK 861290

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                                      ---------


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Quarterly Period ended June 30, 1996

                                          or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from              to           .


                            Commission File Number 0-18347

                            SULLIVAN DENTAL PRODUCTS, INC.
                            ------------------------------

                (Exact name of registrant as specified in its charter)

    WISCONSIN                                         36-3070444
    ---------                                         ----------


(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

10920 West Lincoln Avenue, West Allis, Wisconsin                     53227
- - - ------------------------------------------------                     -----

(Address of principal executive offices)                             (Zip Code)


                                    (414)321-8881
                                    -------------

                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

               Yes   X                                              No
                    ---                                                 ---


As of August 1, 1996, 9,306,747 shares of common stock, $.01 par value, were outstanding.

                            SULLIVAN DENTAL PRODUCTS, INC.

                                      FORM 10-Q

               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996

                                        INDEX


                                                                            PAGE

Part I   Item 1 - Financial Information                                       1

    Balance Sheets as of June 30, 1996
    and December 31, 1995                                                   1-2

    Statements of Income for the three
    months and six months ended June 30, 1996 and 1995                        3

    Statements of Cash Flows for the three months
    and six months ended June 30, 1996 and 1995                               4

    Notes to Financial Statements                                           5-6

    Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations                           7-9

Part II  Item 4 - Submission of Matters to a Vote of
    Security Holders                                                          9

    Item 5 - Other Information                                               10

    Item 6 - Exhibits and Reports on Form 8-K                                10

    Signatures                                                               11

                            PART  I  FINANCIAL INFORMATION

                            SULLIVAN DENTAL PRODUCTS, INC.

                                    BALANCE SHEETS


                                                 June 30,         December 31,
                                                   1996               1995
                                              -------------     -------------

                                        ASSETS

CURRENT ASSETS:

    Cash                                      $      29,391     $     172,482
    Accounts receivable:
        Trade, less allowance for
           uncollectible accounts                30,183,319        31,753,427
        Other                                        24,743         1,039,093
    Inventory                                    40,827,097        45,977,729
    Prepaid expenses and income taxes             2,310,865         1,851,508
                                              -------------     -------------

        Total current assets                     73,375,415        80,794,239

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    Warehouse and office equipment                7,898,909         7,528,286
    Transportation equipment                      2,860,916         2,672,728
    Leasehold improvements                        1,331,626         1,296,970
                                              -------------     -------------

                                                 12,091,451        11,497,984

    Less accumulated depreciation and
       amortization                               5,382,567         4,899,204
                                              -------------     -------------

        Net equipment and leasehold
           improvements                           6,708,884         6,598,780

OTHER ASSETS:

    Goodwill                                      8,996,680         9,276,039
    Other                                           287,383           245,568
                                              -------------     -------------

                                              $  89,368,362     $  96,914,626
                                              -------------     -------------
                                              -------------     -------------


                          See notes to financial statements.

                                                   June 30,       December 31,
                                                     1996            1995
                                              -------------     -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

    Notes payable to banks                    $   1,725,000     $   9,900,000
    Accounts payable                             15,318,250        18,474,537
    Accrued expenses:
        Salaries, commissions and benefits        2,125,890         2,098,566
        Other                                     4,754,202         3,293,498
    Dividends payable                               450,313              -
                                              -------------     -------------

        Total current liabilities                24,373,655        33,766,601
DEFERRED INCOME TAXES                               695,000           695,000

STOCKHOLDERS' EQUITY:

    Preferred stock--$.01 par value; 500,000
        shares authorized, none issued                -                 -
    Common stock--$.01 par value; 30,000,000
        shares authorized, 9,306,747 shares
        issued in 1996 and 1995                      93,067            93,067
    Paid-in capital                              31,030,201        31,030,201
    Retained earnings                            35,988,652        33,662,217
                                              -------------     -------------

        Total                                    67,111,920        64,785,485

        Less treasury stock at cost (300,
          496 and 257,496 shares in 1996
          and 1995, respectively)               (2,812,213)       (2,332,460)
                                              -------------     -------------
        Total stockholders' equity               64,299,707        62,453,025
                                              -------------     -------------

                                              $  89,368,362     $  96,914,626
                                              -------------     -------------
                                              -------------     -------------


                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.

                                 STATEMENTS OF INCOME




                                           Three Months Ended                   Six Months Ended
                                                 June 30,                           June 30,
                                          1996             1995              1996             1995
                                    -------------     -------------    -------------     -------------

Net sales                           $  58,496,802     $  51,527,997     $112,957,115      $103,520,982

Cost of sales                          38,603,853        33,905,422       74,438,739        68,116,806
                                    -------------     -------------    -------------     -------------

Gross profit                           19,892,949        17,622,575       38,518,376        35,404,176

Operating expenses                     16,882,011        15,166,285       33,348,795        30,601,610
                                    -------------     -------------    -------------     -------------

Operating income                        3,010,938         2,456,290        5,169,581         4,802,566

Interest expense                          (60,418)           (3,825)        (206,138)           (5,794)

Other income                              136,479           163,290          418,117           470,263
                                    -------------     -------------    -------------     -------------

Income before provision
    for income taxes                    3,086,999         2,615,755        5,381,560         5,267,035

Provision for income
    taxes                               1,235,000         1,046,000        2,153,000         2,107,000
                                    -------------     -------------    -------------     -------------

Net income                          $   1,851,999     $   1,569,755    $   3,228,560     $   3,160,035
                                    -------------     -------------    -------------     -------------
                                    -------------     -------------    -------------     -------------

Net income per common and common
    equivalent share:
    Primary and fully diluted       $         .20     $         .17    $         .35     $         .33

Weighted average common shares:
    Primary                             9,383,000         9,488,000        9,351,000         9,514,000
    Fully diluted                       9,383,000         9,488,000        9,351,000         9,514,000


                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.

                               STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30,                         June 30,

                                                                1996             1995             1996              1995
                                                           -------------    -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  1,851,999     $  1,569,755      $  3,228,560     $  3,160,035

  Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:
       Depreciation and amortization                            513,700          468,898         1,017,578          897,610
       (Gain) loss on sale of equipment                         (10,044)          37,172           (19,598)          22,253
       Provision for losses on accounts receivable              105,000           82,500           210,000          232,500
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable--trade   (2,321,601)         918,355         1,315,587        2,499,843
         Decrease (increase) in accounts receivable--other      361,844         (136,537)        1,014,350          697,380
         Decrease (increase) in inventory                       936,384          790,559         5,150,632       (2,645,416)
         (Increase) in prepaid expenses and income taxes     (1,385,348)        (900,978)         (459,357)        (617,052)
         (Increase) decrease in other assets                    (71,148)          12,440           (72,148)             456
         (Decrease) increase in accounts payable              1,923,169       (4,764,947)       (3,156,287)      (7,042,328)
         Increase in accrued expenses--
           salaries, commissions and benefits                   879,836          732,222            27,324          187,601
         Increase (decrease) in accrued expenses--other       1,810,528          (89,844)        1,460,704         (639,778)
         (Decrease) in income taxes payable                    (367,697)        (935,631)            -             (414,073)
                                                           -------------    -------------     -------------    -------------
           Net cash provided by (used in) operating
             activities                                       4,226,622       (2,216,036)        9,717,345       (3,660,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of assets, net of cash received                     -                -                 -               42,155
  Purchase of equipment and leasehold improvements             (552,387)        (815,355)       (1,002,887)      (1,634,175)
  Proceeds from sale of equipment                                54,416          162,762            76,766          190,866
                                                           -------------    -------------     -------------    -------------
           Net cash (used in) investing activities             (497,971)        (652,593)         (926,121)      (1,401,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in notes payable to banks                   (3,000,000)           -            (8,175,000)           -
  Purchase of treasury stock                                   (307,503)      (2,231,250)         (307,503)      (2,231,250)
  Dividends paid                                               (451,812)           -              (451,812)           -
  Proceeds from stock options exercised                           -               93,239             -              154,289
                                                           -------------    -------------     -------------    -------------
           Net cash (used in) financing activities           (3,759,315)      (2,138,011)       (8,934,315)      (2,076,961)
                                                           -------------    -------------     -------------    -------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (30,664)      (5,006,640)         (143,091)      (7,139,084)

CASH AND CASH EQUIVALENTS, beginning of period                   60,055        5,067,572           172,482        7,200,016
                                                           -------------    -------------     -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                   $     29,391     $     60,932      $     29,391     $     60,932
                                                           -------------    -------------     -------------    -------------
                                                           -------------    -------------     -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                               $     54,918     $      3,825      $    236,770     $      5,794
    Income taxes                                              1,793,320        2,381,271         1,895,302        2,920,713


                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                            SIX MONTHS ENDED JUNE 30, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION:

The financial statements have been prepared by the Company, without audit by independent certified public accountants, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations since the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1995 Annual Report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, as well as the results of operations and the cash flows for the three and six months ended June 30, 1996 and 1995, have been included.

The results of operations for such interim periods are not necessarily indicative of the results for the full year.

    INVENTORY:

The Company measures inventory and cost of sales for interim financial statements by use of a historically developed gross profit percentage.
Annually, the Company adjusts the inventory to reflect the results of a physical count.

    NET INCOME PER SHARE:

Net income per share and the dilutive effect on net income per share of potentially dilutive stock options are computed by the treasury stock method. Common stock equivalents result from the assumed issuance of shares under stock option plans.

    CASH FLOWS:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The change in assets and liabilities in the operating section of the statement of cash flows for the six months ended June 30, 1995, is reflected net of the effects of the acquisition consummated.

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                            SIX MONTHS ENDED JUNE 30, 1996


NOTE B - DIVIDENDS

On March 20, 1996, the Company declared a cash dividend of $.05 per share payable April 20, 1996, to stockholders of record on April 10, 1996. On June 20, 1996, the Company declared a cash dividend of $.05 per share payable July 19, 1996, to stockholders of record on July 10, 1996. Total dividends are $902,125.

NOTE C - TREASURY STOCK

During June 1996, the Company repurchased 30,000 shares of its own common stock in the open market for $307,503. Also during June 1996, an acquisition from a prior year was revalued and 13,000 shares valued at $172,250 were returned to the Company and recorded as treasury stock.

NOTE D - SUBSEQUENT EVENT

On July 8, 1996, the Company signed a letter of intent to purchase substantially all of the assets and assume certain liabilities of Mountain West Dental Company, an Idaho based dental supply, equipment and service company, in exchange for approximately 429,000 shares of common stock of the Company. The value of the shares and goodwill will be determined at the date of closing.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for the three months ended June 30, 1996 ("Current Quarter") were $58,497,000, an increase of $6,969,000, or 13.5%, over the three months ended June 30, 1995 ("Prior Quarter"). The $6,969,000 increase in net sales was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated largely by increased penetration in existing markets.

Sales of dental supplies comprised 67.8% of net sales in the second quarter of 1996 versus 69.4% during the same period in 1995. Sales of dental equipment constituted 25.7% of net sales in the Current Quarter versus 24.0% in the Prior Quarter. The balance of sales in each period consisted of repair service and parts. The change in product mix is largely due to the opening of 4 new equipment sales and service centers in the last 12 months which, when adjusting for the closing of one center, brings the total number of equipment sales and service centers to 46 nationwide.

Gross profit rose $2,270,000, or 12.9%, in the Current Quarter compared to the Prior Quarter, primarily as the result of increased sales. Gross Profit as a Percentage of net sales decreased from 34.2% to 34.0%.

Operating expenses rose $1,716,000, or 11.3%, to $16,882,000, in the second quarter of 1996 compared to $15,166,000 in the second quarter of 1995 and decreased as a percentage of net sales to 28.9% from 29.4% over the same period last year. Of this increase in operating expenses, $877,000 resulted from increased salaries and commissions due to higher sales creating higher commissions and salaries paid to new sales trainees and support staff and $540,000 due to increases in health and general insurance premiums.

Operating income in the Current Quarter increased from the Prior Quarter by $555,000 to $3,011,000, due to the factors identified above. Interest expense rose by $56,000 to $60,000 due to use of the bank credit lines. The weighted average interest rate for the Current Quarter was 6.6%.

Net income per share for primary and fully diluted shares rose to $.20 per share during the second quarter of 1996 compared to $.17 per share for the corresponding period in 1995. Net income increased $282,000 in the second three months of 1996 as compared to such period in 1995, due to higher sales.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for the six months ended June 30, 1996 ("Current Period") were $112,957,000, an increase of $9,436,000, or 9.1% over the six months ended June 30, 1995 ("Prior Period"). The $9,436,000 increase in net sales was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated largely by increased penetration in existing markets.

Sales of dental supplies comprised 69.1% of net sales in the first half of 1996 versus 70.7% during the same period in 1995. Sales of dental equipment constituted 24.1% of net sales in the Current Period versus 22.4% in the Prior Period.

Gross profit rose $3,114,000, or 8.8%, in the first half of 1996, compared to the same period last year, primarily as a result of increased sales. Gross profit as a percentage of sales decreased from 34.2% to 34.1%.

Operating expenses for the Current Period rose $367,000, or 9.0%, compared to the Prior Period and decreased as a percentage of net sales to 29.5% from 29.6% over the same period last year. Of this increase in operating expenses, $1,429,000 resulted from increased salaries and commissions due to higher sales creating higher commissions and salaries paid to new sales trainees and support staff.

Operating income in the Current Period increased from the Prior Period by $2,747,000 to $5,170,000 due to the factors identified above. Interest expense increased by $200,000 to $206,000. The weighted average interest rate for the Current Period was 6.6%.

Net income per share for primary and fully diluted shares increased to $.35 per share from $.33 per share during the Current Period compared to the Prior Period. Net income increased by $69,000, or 2.2%, in the first half of 1996 as compared to the same period last year, primarily due to increased sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no short-term investments at June 30, 1996 or at year-end 1995.

The Company, pursuant to a stock repurchase plan which authorized the purchase of up to 500,000 shares, has to date repurchased 280,000 shares of its common stock from the public at various prices with an average price of approximately $9.00 per share, which repurchases total $2,538,750.

Inventories decreased $5,151,000 due to reduced purchasing in the first and second quarter of 1996.

Working capital at June 30, 1996 was $49,002,000, an increase of $1,974,000 over December 31, 1995 reflecting net income of $3,229,000 reduced by dividends of $902,000 and the purchase of treasury stock of $308,000.

Cash and cash equivalents as of June 30, 1996 decreased by $143,000 from December 31, 1995. Net cash provided by operating activities for the six months ended June 30, 1996 was $9,717,000 primarily as a result of net income adjusted for depreciation and bad debts and decreases in inventory and accounts receivable offset by decreases in accounts payable. Cash was used for equipment purchases ($1,003,000), to reduce notes payable to banks ($8,175,000), to pay dividends ($452,000) and to repurchase stock ($308,000).

Other assets, net of amortization, as of June 30, 1996 decreased $238,000 to $9,284,000 compared to $9,522,000 at December 31, 1995. The decrease is due to amortization of goodwill ($182,000), the reduction of goodwill for the revaluing of the acquisition of Inglis Dental Supply, Inc. ($128,000) and offset by the purchase of customer lists ($65,000).

The Company expects that the $23,000,000 available lines of credit, of which $1,725,000 was borrowed as of June 30, 1996, together with internally generated funds from its operations, will be sufficient to meet its currently foreseeable short-term and long-term liquidity and capital needs.

On June 20, 1996, the Company declared a cash dividend of $.05 cents per share paid on July 19, 1996 to shareholders of record on July 10, 1996.

                             PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders Meeting on May 14, 1996, and the following directors were elected, having received votes as follows:

                        AUTHORITY          AUTHORITY
DIRECTOR                GRANTED             WITHHELD

Robert J. Sullivan      7,993,025             97,012
Robert E. Doering       7,993,525             96,512
Wayne G. Holt           7,993,185             96,852
Kevin J. Ackeret        7,994,585             95,452
Timothy J. Sullivan     7,989,815            100,122
Howard O. Wolfe         7,921,685            168,252
Kerry B. Wolfe          7,921,575            168,362

The Shareholders also approved the Board of Directors Resolution to adopt the Company's 1995 Long-Term Stock Plan. The vote was 5,207,721 in favor, 1,412,212 opposed and 663,120 abstentions.

ITEM 5.  OTHER INFORMATION

On July 8, 1996, the Company executed a letter of intent to purchase substantially all of the assets and assume the liabilities of Mountain West Dental Company, an Idaho-based dental equipment and supply company, in exchange for 429,000 registered shares of common stock of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K - The Company was not required to, and did not, file a Form 8-K during the period covered by this report.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SULLIVAN DENTAL PRODUCTS, INC.
                                        (Registrant)


                                        By /S/  Timothy J. Sullivan
                                           ------------------------------------
Dated:    August 8, 1996                   TIMOTHY J. SULLIVAN, Vice President
                                           and Principal Financial Officer