Form 10-Q/A
period 1996-06-30
SULLIVAN DENTAL PRODUCTS INC
filed 1996-08-16
CIK 861290

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q/A
                                      -----------



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Quarterly Period ended June 30, 1996

                                          or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from              to           .


                            Commission File Number 0-18347

                            SULLIVAN DENTAL PRODUCTS, INC.
                            ------------------------------

                (Exact name of registrant as specified in its charter)

    WISCONSIN                                         36-3070444
    ---------                                         ----------


(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

10920 West Lincoln Avenue, West Allis, Wisconsin                     53227
- ------------------------------------------------                     -----

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


Operating expenses for the Current Period rose $2,747,000, or 9.0%, compared to the Prior Period and decreased as a percentage of net sales to 29.5% from 29.6% over the same period last year. Of this increase in operating expenses, $1,429,000 resulted from increased salaries and commissions due to higher sales creating higher commissions and salaries paid to new sales trainees and support staff.

Operating income in the Current Period increased from the Prior Period by $367,000 to $5,170,000 due to the factors identified above. Interest expense increased by $200,000 to $206,000. The weighted average interest rate for the Current Period was 6.6%.


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

                                        SULLIVAN DENTAL PRODUCTS, INC.
                                        (Registrant)



                                        By /S/  Timothy J. Sullivan
                                           ------------------------------------
Dated:    August 16, 1996                  TIMOTHY J. SULLIVAN, Vice President
                                           and Principal Financial Officer