Form 10-Q
period 1996-09-30
SULLIVAN DENTAL PRODUCTS INC
filed 1996-11-12
CIK 861290

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Quarterly Period ended September 30, 1996

                                          or

         [  ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                   For the transition period from           to              .


                            Commission File Number 0-18347

                            Sullivan Dental Products, Inc.
                           -------------------------------
                (Exact name of registrant as specified in its charter)

    Wisconsin                                              36-3070444
    ---------                                              ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

10920 West Lincoln Avenue, West Allis, Wisconsin           53227
------------------------------------------------            -----
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

         Yes   X                                              No
             -----                                               -----

              As of November 5, 1996, 9,675,251 shares of common stock,
                          $.01 par value, were outstanding.

                            SULLIVAN DENTAL PRODUCTS, INC.

                                      FORM 10-Q

            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                        INDEX



                                                                            Page
                                                                            ----

Part I   Item 1 - Financial Information                                      1

         Balance Sheets as of September 30, 1996
         and December 31, 1995                                             1-2

         Statements of Income for the three
         months and nine months ended September 30, 1996 and 1995            3

         Statements of Cash Flows for the three months
         and nine months ended September 30, 1996 and 1995                   4

         Notes to Financial Statements                                      5-6

         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7-9

Part II  Item 5 - Other Information                                          9

         Item 6 - Exhibits and Reports on Form 8-K                           9

         Signatures                                                         10

                            PART  I  FINANCIAL INFORMATION

                            SULLIVAN DENTAL PRODUCTS, INC.

                                    BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
                                        ASSETS

CURRENT ASSETS:

  Cash                                             $     3,196    $   172,482
  Accounts receivable:
    Trade, less allowance for uncollectible
      accounts                                      31,115,407     31,753,427
    Other                                            2,684,977      1,039,093
  Inventory                                         39,527,828     45,977,729
  Prepaid expenses and income taxes                  1,818,430      1,851,508
                                                   -----------    -----------
    Total current assets                            75,149,838     80,794,239

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

  Warehouse and office equipment                     8,006,901      7,528,286
  Transportation equipment                           2,852,722      2,672,728
  Leasehold improvements                             1,350,016      1,296,970
                                                   -----------    -----------
                                                    12,209,639     11,497,984

  Less accumulated depreciation and amortization     5,699,698      4,899,204
                                                   -----------    -----------
    Net equipment and leasehold improvements         6,509,941      6,598,780

OTHER ASSETS:

  Goodwill                                          13,350,002      9,276,039
  Other                                                344,326        245,568
                                                   -----------    -----------
                                                   $95,354,107    $96,914,626
                                                   -----------    -----------
                                                   -----------    -----------


                          See notes to financial statements.

                                                 September 30,   December 31,
                                                       1996           1995
                                                  -------------   ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to banks                           $ 2,700,000    $ 9,900,000
  Accounts payable                                  15,277,458     18,474,537
  Accrued expenses:
    Salaries, commissions and benefits               1,720,033      2,098,566
    Other                                            3,910,972      3,293,498
  Income taxes payable                                  76,795              -
  Dividends payable                                    471,763              -
                                                   -----------    -----------

    Total current liabilities                       24,157,021     33,766,601

DEFERRED INCOME TAXES                                  695,000        695,000

STOCKHOLDERS' EQUITY:

  Preferred stock--$.01 par value; 500,000 shares
    authorized, none issued                                  -              -
  Common stock--$.01 par value; 30,000,000 shares
    authorized, 9,735,747 and 9,306,747 shares
    issued in 1996 and 1995, respectively               97,357         93,067
  Paid-in capital                                   35,476,786     31,030,201
  Retained earnings                                 37,740,156     33,662,217
                                                   -----------    -----------

    Total                                           73,314,299     64,785,485

    Less treasury stock at cost (300,496 and
     257,496 shares in 1996 and 1995,
     respectively)                                  (2,812,213)    (2,332,460)
                                                   -----------    -----------
    Total stockholders' equity                      70,502,086     62,453,025
                                                   -----------    -----------
                                                   $95,354,107    $96,914,626
                                                   -----------    -----------
                                                   -----------    -----------


                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.

                                 STATEMENTS OF INCOME


                                    Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                     1996           1995           1996           1995
                                 ------------  -------------   ------------   ------------
Net sales                        $ 59,914,201  $  52,702,699   $172,871,316   $156,223,681

Cost of sales                      39,543,373     34,678,376    113,982,112    102,795,182
                                 ------------  -------------   ------------   ------------

Gross profit                       20,370,828     18,024,323     58,889,204     53,428,499

Operating expenses                 16,808,551     15,396,323     50,157,346     45,997,933
                                 ------------  -------------   ------------   ------------

Operating income                    3,562,277      2,628,000      8,731,858      7,430,566

Interest expense                      (42,353)       (28,158)      (248,491)       (33,952)

Other income                          184,343        268,777        602,460        739,040
                                 ------------  -------------   ------------   ------------

Income before provision
  for income taxes                  3,704,267      2,868,619      9,085,827      8,135,654

Provision for income
  taxes                             1,481,000      1,147,000      3,634,000      3,254,000
                                 ------------  -------------   ------------   ------------

Net income                       $  2,223,267  $   1,721,619   $  5,451,827   $  4,881,654
                                 ------------  -------------   ------------   ------------
                                 ------------  -------------   ------------   ------------

Net income per common and
  common equivalent share:
  Primary and fully diluted      $        .24   $        .19   $        .58   $        .52

Weighted average common shares:
  Primary                           9,372,000      9,248,000      9,362,000      9,431,000
  Fully diluted                     9,418,000      9,263,000      9,386,000      9,431,000


                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.

                               STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                   1996           1995           1996           1995
                                                               ------------  -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  2,223,267  $   1,721,619   $  5,451,827   $  4,881,654
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 545,351        473,823      1,562,929      1,371,433
      (Gain) loss on sale of equipment                                9,856          1,225         (9,742)        23,478
      Provision for losses on accounts receivable                    60,000         82,500        270,000        315,000
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable--trade          (992,088)    (4,408,590)       323,499     (1,908,747)
        (Increase) decrease in accounts receivable--other        (2,660,234)         8,259     (1,645,884)       705,639
        Decrease (increase) in inventory                          1,299,269      2,159,057      6,449,901       (486,359)
        Decrease (increase) in prepaid expenses and income
          taxes                                                     492,435        333,856         33,078       (283,196)
        (Increase) in other assets                                  (76,776)        (5,095)      (148,924)        (4,639)
        (Decrease) increase in accounts payable                     (40,792)       329,319     (3,197,079)    (6,713,009)
        (Decrease) in accrued expenses--
          salaries, commissions and benefits                       (405,857)      (364,837)      (378,533)      (177,236)
        Increase (decrease) in accrued expenses--other             (843,230)      (343,127)       617,474       (982,905)
        Increase (decrease) in income taxes payable                  76,795              -         76,795       (414,073)
                                                               ------------  -------------   ------------   ------------
          Net cash provided by (used in) operating
             activities                                            (312,004)       (11,991)     9,405,341     (3,672,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of assets, net of cash received                             -              -              -         42,155
  Purchase of equipment and leasehold improvements                 (253,852)      (449,249)    (1,256,739)    (2,083,424)
  Proceeds from sale of equipment                                    14,974         15,466         91,740        206,332
                                                               ------------  -------------   ------------   ------------
          Net cash (used in) investing activities                  (238,878)      (433,783)    (1,164,999)    (1,834,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in notes payable to banks                 975,000      2,250,000     (7,200,000)     2,250,000
  Purchase of treasury stock                                              -              -       (307,503)    (2,231,250)
  Dividends paid                                                   (450,313)    (1,811,349)      (902,125)    (1,811,349)
  Proceeds from stock options exercised                                   -              -              -        154,289
                                                               ------------  -------------   ------------   ------------
          Net cash (used in) provided by financing activities       524,687        438,651     (8,409,628)    (1,638,310)
                                                               ------------  -------------   ------------   ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         (26,195)        (7,123)      (169,286)    (7,146,207)

CASH AND CASH EQUIVALENTS, beginning of period                       29,391         60,932        172,482      7,200,016
                                                               ------------  -------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                       $      3,196  $      53,809   $      3,196   $     53,809
                                                               ------------  -------------   ------------   ------------
                                                               ------------  -------------   ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                    $    33,532   $     13,818    $   270,302    $    19,612
    Income taxes                                                  1,213,582      1,002,942      3,108,884      3,923,655


                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1996


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

These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1995 Annual Report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, as well as the results of operations and the cash flows for the three and nine months ended September 30, 1996 and 1995, have been included.

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

     CASH FLOWS:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The change in assets and liabilities in the operating section of the statement of cash flows for the nine months ended September 30, 1995, is reflected net of the effects of the acquisition consummated.

                            SULLIVAN DENTAL PRODUCTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1996

NOTE B - ACQUISITION

On September 12, 1996 the Company purchased substantially all of the assets and assumed certain liabilities of Mountain West Dental Company (MOUNTAIN), an Idaho based dental supply, equipment and service company, in exchange for 429,000 shares of common stock of the Company valued at $4,450,875. The excess of cost over the fair value of assets acquired (goodwill) was approximately $4,400,000 and is being amortized over twenty years on a straight-line basis. The acquisition was accounted for under the purchase method of accounting. The accompanying statements of income for 1996 include the operations of MOUNTAIN since the date of acquisition. The effect of this acquisition on the Company's results of operations on the pro forma basis was not material.

The effect on common stock and paid-in capital as of September 30, 1996, of this acquisition is as follows:

                                                    Common         Paid-In
                                                     Stock         Capital
                                                    -------      -----------
     Balance, January 1, 1996                       $93,067      $31,030,201
     Shares issued in connection with the
          MOUNTAIN acquisition                        4,290        4,446,585
                                                    -------      -----------
     Balance, September 30, 1996                    $97,357      $35,476,786
                                                    -------      -----------
                                                    -------      -----------

NOTE C - TREASURY STOCK

During June 1996, the Company repurchased 30,000 shares of its own common stock in the open market for $307,503. Also during June 1996, an acquisition from a prior year was revalued and 13,000 shares valued at $172,250 were returned to the Company and recorded as treasury stock.

NOTE D - DIVIDENDS

On September 23, 1996, the Company declared a cash dividend of $.05 per share payable October 21, 1996, to stockholders of record on October 10, 1996. The Company also paid a $.05 cash dividend on April 20, 1996, and on June 19, 1996. Total dividends are $1,373,888.

NOTE E - SUBSEQUENT EVENT

On November 5, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Capitol Dental Supply, Inc., a Maryland based dental supply, equipment and service company, in exchange for 240,000 shares of common stock of the Company valued at $ 2,820,000. The excess of cost over the fair value of assets acquired (goodwill) is approximately $ 2,600,000 and will be amortized over twenty years on a straight-line basis. The acquisition will be accounted for under the purchase method of accounting. During August 1996, the Company made a deposit on this acquisition of approximately $1,260,000. At September 30, 1996, this deposit is recorded in Accounts Receivable - Other.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for the three months ended September 30, 1996 ("Current Quarter") were $59,914,000, an increase of $7,212,000, or 13.7%, over the three months ended September 30, 1995 ("Prior Quarter"). The $7,212,000 increase in net sales was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated largely by increased penetration in existing markets and the acquisition of Mountain West Dental Company, Inc. as more fully described in the footnotes to the financial statements.

Sales of dental supplies comprised 66.5% of net sales in the third quarter of 1996 versus 67.0% during the same period in 1995. Sales of dental equipment constituted 27.0% of net sales in the Current Quarter versus 26.8% in the Prior Quarter.

Gross profit rose $2,347,000, or 13.0%, in the Current Quarter compared to the Prior Quarter, primarily as the result of increased sales. Gross profit as a percentage of net sales decreased to 34.0% from 34.2% primarily due to declining gross margins of equipment sales and a very competitive market.

Operating expenses rose $1,412,000, or 9.2%, in the third quarter of 1996 compared to the third quarter of 1995 but, more significantly, decreased as a percentage of net sales to 28.1% from 29.2% over the same period last year. Of this increase in operating expenses, $1,025,000 resulted from increased salaries and commissions primarily due to higher sales creating higher commissions.

Operating income in the Current Quarter increased from the Prior Quarter by $934,000 to $3,562,000, due to increased sales and more focused management of operating expenses. Other income decreased by $84,000 to $184,000 in the third quarter of 1996 compared to the third quarter of 1995.

Net income per share for primary and fully diluted shares increased to $.24 per share during the third quarter of 1996 compared to $.19 per share for the corresponding period in 1995. Net income increased $502,000 in the third quarter of 1996 as compared to such period in 1995, due to the factors identified above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for the nine months ended September 30, 1996 ("Current Period") were $172,871,000, an increase of $16,648,000, or 10.7%, over the nine months ended September 30, 1995 ("Prior Period"). The $16,648,000 increase in net sales was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated largely by increased penetration in existing markets and the acquisition of Mountain West Dental Company, Inc., as more fully described in the footnotes to the financial statements.

Sales of dental supplies decreased to 68.2% of net sales in the first three quarters of 1996 as compared to 69.4% for the corresponding period in 1995. Sales of dental equipment constituted 25.1% of net sales in the Current Period versus 23.9% in the Prior Period. The balance of sales in each period consisted of repair service and parts. The change in product mix is largely due to the opening of 9 new equipment sales and service centers in the last 12 months which, when adjusting for the closing of one center, brings the total number of equipment sales and service centers to 53 nationwide.

Gross profit rose $5,461,000, or 10.2%, in the first three quarters of 1996, compared to the same period last year, primarily as a result of increased sales. Gross profit as a percentage of net sales decreased to 34.1% from 34.2%.

Operating expenses for the Current Period rose $4,159,000, or 9.0%, compared to the Prior Period but, more significantly, decreased as a percentage of net sales to 29.0% from 29.4% over the same period last year. Of this increase in operating expenses, $2,454,000 resulted from increased salaries and commissions due to higher sales creating higher commissions.

Operating income in the Current Period increased by $1,301,000 to $8,732,000 from the Prior Period due to increased sales and more focused management of operating expenses. Other income decreased by $137,000 to $602,000 for the first nine months of 1996 as compared to the same period in 1995. Interest expense rose $215,000 due to greater use of the bank lines. The weighted average interest rate for the nine months ended September 30, 1996 was 6.5%.

Net income per share for primary and fully diluted shares rose from $.52 per share to $.58 per share during the Current Period compared to the Prior Period. Net income increased by $570,000 in the first nine months of 1996 as compared to the same period last year, due to the factors identified above.

LIQUIDITY AND CAPITAL RESOURCES

The Company, pursuant to a stock repurchase plan which authorized the purchase of up to 500,000 shares, has to date repurchased 280,000 shares of its common stock from the public at various prices with an average price of approximately $9.00 per share, which repurchases total $2,538,750.

Inventories decreased by $6,450,000 or 14.0%, over year-end 1995 due to reduced purchasing in the first three quarters of 1996 due to accelerated purchases at year-end to take advantage of vendor rebates.

Working capital at September 30, 1996 was $50,993,000, an increase of $3,965,000 over December 31, 1995.

Cash and cash equivalents as of September 30, 1996 decreased by $170,000 from December 31, 1995. Net cash provided by operating activities for the nine months ended September 30, 1996 was $9,405,000, primarily as a result of net income adjusted for depreciation and provision for bad debts and a decrease in inventory offset by a decrease in accounts payable. Cash was used for equipment purchases ($1,257,000) and to reduce notes payable to banks ($7,200,000), as well as to pay dividends ($902,000)and to buy treasury stock ($308,000).

Other assets, net of amortization, as of September 30, 1996 increased by $4,172,000 to $13,694,000 compared to $9,522,000 at December 31, 1995. The increase is due to the goodwill from the acquisition of Mountain West ($4,451,000) and the purchase of customer lists ($140,000) offset by amortization of goodwill ($299,000) and the reduction of goodwill for the revaluing of the Inglis Dental Supply, Inc. acquisition ($218,000).

The Company expects that the $23,000,000 available lines of credit, of which $2,700,000 was borrowed as of September 30, 1996, together with internally generated funds from its operations, is sufficient to meet its currently foreseeable short-term and long-term liquidity and capital needs.

On September 12, 1996, the Company completed its purchase of substantially all of the assets and assumption of certain liabilities of Mountain West Dental Company in exchange for 429,000 shares of common stock of the Company as more fully described in the footnotes to the financial statements.

On September 23, 1996, the Company declared a cash dividend of 5 cents per share which was paid on October 21, 1996 to shareholders of record on October 10, 1996.

                                      ARTICLE II

ITEM 5.  OTHER INFORMATION

On November 5, 1996, the Company purchased substantially all of the assets and assumed certain of the liabilities of Capitol Dental Supply, Inc. a Maryland based dental equipment and supply company, in exchange for 240,000 registered shares of common stock of the Company.

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

                                        SULLIVAN DENTAL PRODUCTS, INC.
                                        (Registrant)


                                        By   /s/ Timothy J. Sullivan
                                           ------------------------------------
Dated: November 11, 1996                     TIMOTHY J. SULLIVAN, Vice President
                                             and Principal Financial Officer