Form 10-K405
period 1996-12-31
SULLIVAN DENTAL PRODUCTS INC
filed 1997-03-26
CIK 861290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
              [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                          OR
           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM            TO

                            COMMISSION FILE NUMBER 0-18347

                           SULLIVAN DENTAL PRODUCTS, INC.
                (Exact name of registrant as specified in its charter)

         WISCONSIN                                               36-3070444
         ---------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

10920 W. LINCOLN AVENUE, WEST ALLIS, WISCONSIN                      53227
----------------------------------------------                      -----
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code:  (414) 321 - 8881

             Securities registered pursuant to Section 12(b) of the Act:
                                         None
             Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X        No
                                             -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

Aggregate market value of voting stock held by non-affiliates, based on a closing price of $15.38 per share as of March 5, 1997, was $118,424,939. Number of shares of Common Stock outstanding as of March 5, 1997 was 9,947,201.

                         Documents Incorporated by Reference:

Specified portions of the Sullivan Dental Products, Inc. Proxy Statement dated March 25, 1997 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
    Section 1.1  The Company . . . . . . . . . . . . . . . . . . . . . . .   1
    Section 1.2  Recent Developments . . . . . . . . . . . . . . . . . . .   1
    Section 1.3  Products. . . . . . . . . . . . . . . . . . . . . . . . .   1
    Section 1.4  Sales and Service . . . . . . . . . . . . . . . . . . . .   2
    Section 1.5  Sources of Supply . . . . . . . . . . . . . . . . . . . .   3
    Section 1.6  Competition . . . . . . . . . . . . . . . . . . . . . . .   4
    Section 1.7  Employees . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .   5

Item 4.a  Executive Officers of the Registrant . . . . . . . . . . . . . .   6

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .   7

Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .   8

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . . .   9

Item 8. Financial Statements and Supplementary Data. . . . . . . . . . . .  13

Item 9. Changes in and Disagreements With Accountants
        on Accounting and Financial Disclosure . . . . . . . . . . . . . .  24

Item 10. Directors and Executive Officers(*) . . . . . . . . . . . . . . .  24

Item 11. Executive Compensation(*) . . . . . . . . . . . . . . . . . . . .  24

Item 12. Security Ownership of Certain Beneficial
         Owners and Management(*). . . . . . . . . . . . . . . . . . . . .  24

Item 13. Certain Relationships and Related Transactions* . . . . . . . . .  24

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .  24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

Independent Auditors' Report on Financial Statement Schedule . . . . . . .  26

Schedule VIII - Valuation and Qualifying Accounts. . . . . . . . . . . . .  27

(*) Incorporated by reference from Sullivan Dental Products, Inc. Proxy Statement dated March 25, 1997.

                                        PART I

ITEM 1. BUSINESS

SECTION 1.1 THE COMPANY

Sullivan Dental Products, Inc. (the "Company" or "Sullivan") distributes consumable dental supplies to dentists using a marketing strategy which combines personal visits by sales representatives with a catalog of approximately 12,000 competitively priced items. The catalog is updated semi-annually, mailed directly to customers, and used by the Company's sales representatives to obtain additional business from existing customers and to develop new accounts. The Company believes that its catalog includes substantially all of the product categories used in general dentistry. The Company also sells, installs and services dental equipment through 52 sales and service centers located throughout the United States.

The Company believes that the combination of personal contact by its sales representatives and the ability of customers to order directly by telephone generates higher overall sales to individual customers than would be the case if either marketing method were relied upon exclusively.


SECTION 1.2 RECENT DEVELOPMENTS

In September, 1996, the Company acquired Mountain West Dental Company, Inc., a dental equipment, supply and service company operating in Idaho, Nevada and Utah.

In November, 1996, Sullivan acquired Capitol Dental Supply, Inc., a dental equipment and supply company based in Maryland, Virginia and Washington, D.C..

The Company declared four quarterly dividends of $.05 per share in 1996, payable April 20, July 19, October 21 and January 20, 1997.

In February, 1997, Sullivan acquired Omega Professional Services, Inc., a Utah based equipment leasing company for the purpose of establishing an internal leasing division, SDP Financial Services.

In February, 1997, the Company acquired S.B. Service, a Connecticut based sterilization equipment repair business.

In the future, the Company expects to continue to add sales representatives and equipment sales and service centers although there can be no assurance that it will be successful in doing so.

SECTION 1.3 PRODUCTS

Sullivan currently sells approximately 12,000 items, including aseptic products, small equipment, hygiene supplies, impression materials, x-ray films, composite restoratives, hand instruments, disposable paper and plastic bulk, latex exam gloves and rotary cutting carbide burs. The Company's equipment lines include x-ray units, patient chairs, imaging systems, instrument delivery systems, cabinetry, operating lights, package items, sterilizers, film processors, vacuum systems and intra-oral cameras.

Most products are sold under trademarks and trade names of suppliers. However, in the third quarter of 1994, the Company began instituting a private label program to introduce Sullivan brand products. In 1996, the Company had 325 Sullivan brand products resulting in private label sales of approximately $12,270,000.

The following table shows the approximate percentages of net sales contributed by sales category for each of the years indicated:

                                                Year Ended December 31,
                                                -----------------------

                                          1996           1995           1994

    Supplies . . . . . . . .              65.9%          67.3%          68.1%
    Equipment. . . . . . . .              27.7           26.1           25.0
    Repair service and parts               6.4            6.6            6.9
              Total. . . . .             100.0%         100.0%         100.0%

Sales contributed by sales of equipment and sales of repair service and parts have represented an increasing percentage of total sales over the past three years, primarily as a result of the Company's net increase since December 31, 1993 of 20 equipment sales and service centers operated by the Company.

SECTION 1.4 SALES AND SERVICE

The Company currently sells its products to approximately 40,000 customers. Almost all of the Company's customers are individual dentists or dental practice groups. Other types of customers include dental laboratories, schools and governmental agencies. During 1996, no single customer accounted for as much as 1% of total sales.

The Company's growth has resulted in large part from the expansion of its sales force, which currently operates in 48 states. As of March 1, 1997, the sales organization consisted of 378 sales representatives, including 18 independent sales representatives. In 1995, the Company had a net increase of 18 salespeople. In 1996, the Company increased its salespeople by a net of 10 sales representatives. As of March 1, 1997, Sullivan's work force totalled 1,033 people, an increase in personnel of 60 since December 31, 1995. The Company considers its relations with its sales representatives to be excellent, but, as management believes is typical of the industry, the Company, in most cases, has no employment or noncompetition agreements with its sales representatives. The Company's sales representatives work primarily on a commission basis. The Company believes that all independent sales representatives have income from sources other than the Company. Sullivan's independent sales representatives are not employees of the Company.

The Company's sales representatives visit customers regularly. The catalog is updated semi-annually, mailed directly to customers, and used by the Company's sales representatives to obtain additional business from existing customers and to develop new accounts. The Company believes that its catalog includes substantially all of the product categories used in general dentistry. The Company also promotes customer satisfaction by permitting free returns and paying shipping costs on orders of $75.00 or more.

Sales representatives telephone their customers' orders for supplies to specially trained personnel at the Company's headquarters, which are the same personnel that customers telephone directly. These telephone representatives operate individual computer terminals which identify the customer, display credit information and transmit orders immediately to the appropriate distribution facility for shipping by common carrier. The Company has developed a special alphanumeric code system for use by its telephone representatives which permits customers to order by description rather than product number in most instances. The Company believes this system enhances the communication between customers and the telephone representatives and makes ordering from the Company's catalog more convenient than from a catalog using standard product codes. Orders received by 4:00 p.m. generally are shipped the same day, with an average fill rate of approximately 97%.

The Company offers several programs designed to enhance services as well as implementing marketing strategies that produced significant results in 1996.

CustomFax, a fax ordering system customized for individual dental offices, was introduced in the first quarter of 1996. In addition to offering customers another convenient way of ordering, this program brought in new customers who prefer to order by fax rather than telephone. CustomFax allows twenty-four hour a-day ordering while providing a permanent ordering record for each office.

The success of Project Recapture, a marketing program instituted in 1995 to pursue segments of the dental supply and equipment market not previously in the dealer distribution network, prompted a successful 1996 version of the program.

Sullivan continued to network with prominent industry leaders and innovative companies to provide a greater variety of services to its customers. Jennifer de St. Georges, a renowned dental practice management consultant, made her expertise available to customers of the Company through seminars, audio tapes and training of Sullivan sales representatives. In addition, alliances with national developers of software for dental practice management were established to assist Sullivan's customers in selecting and integrating a computer-based system for recordkeeping, billing and scheduling.

Sullivan's Track to the Future marketing program was launched with positive results during the third quarter of 1996. The primary objective of this program is to increase market penetration through targeting of new accounts by the entire sales staff.

The Sullivan Source program became fully operational near the end of the fourth quarter of 1996. This program, which offers the Sullivan complete catalog on CD ROM, introduces customers to additional twenty-four hour ordering capabilities as well as practice management programs.

The Company continues to expand its sales of Sullivan brand products, which at year-end 1996 equaled 7.6% of total merchandise sales, a substantial increase from 5.7% at the end of 1995.

As of March 1, 1997, the Company employed 77 specially trained employees who assist dental practitioners with respect to office layout and selection of equipment to fit their needs. The Company also provides installation and maintenance services for equipment. These services are believed to be important factors in making equipment sales. Equipment display areas are maintained in the Company's headquarters and in 51 locations serving 48 states.

Because the Company maintains inventory levels sufficient to meet its high same day order fill rate, backlogs of sales of supplies are not significant. The Company generally places equipment orders with vendors upon receipt of orders from customers. Backlog of unfilled orders for equipment at any time generally represents customers' requests for later delivery of equipment and the time lag between placing orders with vendors and delivery, in each case generally less than 90 days. Although unfilled equipment orders may be considered to be firm orders, the Company generally permits customers to cancel existing orders without penalty, except for possible loss of deposit. The Company has not experienced significant problems or delays in filling orders for equipment and cancellations by customers have been minimal.

SECTION 1.5 SOURCES OF SUPPLY

The Company distributes selected items from substantially all major lines of dental supplies and equipment. The Company does not, however, carry the full selection of products offered by any single major dental supplies manufacturer. The Company carefully limits the products which it sells to those likely to have reasonably high turnover. The Company believes the products it carries account for substantially all of the products categories used in general dentistry. Of the approximately 385 vendors used by the Company, the largest accounted for less than 6% of products sold in 1996. The Company has no long-term purchase contracts, but has experienced no difficulty in obtaining adequate quantities. For most of the categories of products it distributes, the Company has more than one source of supply. The Company attempts to minimize its investment in inventory by product turnover analysis and times its purchases to take advantage of special pricing programs available from time to time.

SECTION 1.6 COMPETITION

Although reliable industry statistics are not available, the Company believes it presently accounts for less than 10% of U.S. domestic retail sales of dental supplies and equipment. The Company also believes that most dentists purchase dental supplies from more than one distributor. Because most companies in the industry are privately held or are affiliated with companies that also engage in other businesses, it is not possible to obtain complete information concerning the Company's competitive position in particular areas.

The Company operates in a highly competitive environment. The Company's principal competitors are full-line, full-service retail dental dealers that are essentially national in scope, such as Patterson Dental Co., which has salespeople regularly calling on customers and is substantially larger than the Company. The Company believes there are approximately 400 retail dealers and mail order firms that distribute dental supplies and equipment in the United States. Most retail dealers are privately owned and conduct their operations locally and regionally, some with limited product lines. There are also several mail order firms which conduct business on a national basis, including some leading distributors of dental products, and several which operate on a regional basis. The Company also competes with certain manufacturers that sell their products both to distributors and directly to members of the dental profession.

The principal methods of competition in the dental supply and equipment distribution business are price and service. The Company believes that its catalog, combined with personal sales contact and support, competitive prices, prompt delivery of products and the convenience to customers of calling in orders toll-free to knowledgeable customer-representatives, are important factors in enabling it to compete effectively.

SECTION 1.7 EMPLOYEES

As of March 1, 1997, the Company had 1,015 employees, consisting of 360 persons engaged in sales, 223 service technicians and 432 persons comprising the customer service, clerical, warehouse and corporate staff. None of the Company's employees are covered by a collective bargaining agreement and management considers employee relations to be excellent.

ITEM 2. PROPERTIES

The Company's executive offices and primary distribution center have been located at 10920 West Lincoln Avenue, West Allis, Wisconsin, a suburb of Milwaukee, since 1987. The leased facility provides 106,500 square feet housed in a two story building with a basement. The facility contains approximately 52,500 square feet of office and showroom space and approximately 54,000 square feet for warehousing and shipping located on approximately 3.3 acres, including a 40,500 square foot addition completed in 1992 and a 24,000 square foot addition completed in 1995. Effective November 1, 1996, a new 15 year lease was executed with H&S Investments, L.L.C., for such premises. The new lease provides for an annual rental of $544,548 for the first three years, increasing by approximately 9% in each subsequent three year period. The new lease also provides that all real estate taxes on the premises are to be paid by the Company. In 1996, the Company paid $90,758 of base rent pursuant to the new lease and an aggregate of $465,458 pursuant to the prior leases. The Company also paid an aggregate of $100,530 for all tax obligations due pursuant to such leases.

The Company has a lease expiring March 31, 2000 for its 55,000 square foot West Coast distribution center in the San Francisco area. The California lease provides for a monthly base rental of approximately $22,200, increasing to approximately $30,500 by the end of the term and also requires payment for the Company's share of operating expenses relating to the leased premises. The Company has the option at the end of the lease term to extend the term of the lease for a five year period at the then fair market rental.

The Company has a lease expiring February 28, 2002 for its 41,000 square foot East Coast distribution center in the Baltimore area. The lease provides for an average monthly base rental of approximately $15,300 with the Company paying its share of operating expenses. The Company has the option at the end of the lease term to extend the term of the lease for an additional five year period at the then fair market rental.

The Company has a lease expiring on November 1, 2001 for its 44,000 square foot Southern distribution center in the Charlotte, North Carolina area. This lease provides for a monthly base rental of approximately $12,200, increasing by approximately 3% each year through the end of the term. The lease also requires the Company to pay its share of operating expenses relating to the leased premises. The Company has the option at the end of the term to extend the term of the lease for a seven year period with similar 3% increases during the extension term.

The Company has a lease expiring on March 31, 2000 for its 40,000 square foot Southwestern distribution center in the Dallas/Fort Worth, Texas area. The lease provides for an average monthly base rental of $9,200. The lease also requires the Company to pay all operating expenses of the leased premises, a stand-alone building. At the end of the term, the Company has an option to extend the term of the lease for an additional five year period at the lesser of the then fair market rental or $11,667 per month.

The Company leases equipment sales and service centers at 52 locations serving 48 states. These sales and service centers vary in size between approximately 820 and 18,000 square feet.

In the opinion of management, the Company's facilities are in good order and repair and are suitable and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4.A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


       Name            Age       Position and Year First Elected
       ----            ---       -------------------------------


Robert E. Doering        66      Chief Executive Officer since July, 1992;
                                 President from 1990 until January, 1997;
                                 Executive Vice President from 1988 to 1990.

Robert J. Sullivan       66      Chairman of the Board since 1990; Chief
                                 Executive Officer of the Company from 1985 to July, 1992.

Timothy J. Sullivan      30      President since January, 1997; Treasurer since
                                 October, 1996; Vice President - Operations from 1992 until January, 1997; Chief
                                 Financial Officer since May, 1995; Secretary since 1992; Controller from May, 1991 to July,
                                 1992; Assistant Controller from January, 1989 to May, 1991.

Kevin J. Ackeret         46      Executive Vice President since January, 1995;
                                 Vice President - Sales from 1985 to January,
                                 1995.

Geoffrey A. Reichardt    40      Senior Vice President - Sales since January,
                                 1997; Vice President - Sales from January,
                                 1996 to January, 1997; National Sales Manager from February, 1994 to January, 1996;
                                 National Equipment Manager from September,
                                 1993 to February, 1994.

Kenneth A. Schwing       49      Vice President - Equipment Division since
                                 1993; National Equipment Sales Manager from
                                 August, 1992 to July, 1993.

David A. Steck           41      Vice President - Marketing since August, 1995;
                                 Regional Sales Manager since July, 1992.

The officers are elected annually by the Board of Directors.

                                       PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The following table sets forth high and low sales prices of the Common Stock of the Company as reported on the NASDAQ National Market System since January 1, 1995:


                        FIRST         SECOND          THIRD         FOURTH
    1995              QUARTER        QUARTER        QUARTER        QUARTER
    ----              -------        -------        -------        -------
    High                16.75          16.13          11.13          10.63
    Low                 13.25           8.25           8.50           9.00


                        FIRST         SECOND          THIRD         FOURTH
    1996              QUARTER        QUARTER        QUARTER        QUARTER
    ----              -------        -------        -------        -------
    High                12.25          12.25          11.50          13.88
    Low                  9.50           9.75           9.88          11.13


The information contained in the above table was furnished by NASDAQ. The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "SULL."

As of March 5, 1997, the Company had 415 record holders of its Common Stock including brokers and other nominees. The Company believes there are in excess of 500 beneficial owners of its Common Stock.

The Company declared four quarterly cash dividends of $.05 per share during 1996 and declared one dividend of $.20 per share during 1995. While the Company intends to continue to pay quarterly dividends, their payment in the future will be at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future earnings, operations, capital requirements and financial condition, as well as business conditions generally.

ITEM 6. SELECTED FINANCIAL DATA


The following selected financial data for each of the years in the five-year period ended December 31, 1996 has been derived from the audited balance sheets and related statements of income of the Company.

The selected financial data should be read in conjunction with the financial statements and notes thereto which are included elsewhere in this annual report and also with Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                                            Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                      1996          1995           1994           1993           1992
                                                  ---------      ---------      ---------      ---------      ---------
INCOME STATEMENT DATA:                                              (In thousands, except per share data)

Net sales                                         $ 241,583      $ 215,568      $ 203,602      $ 169,000      $ 118,022
Cost of sales                                       158,937        141,753        133,985        111,530         77,680
                                                  ---------      ---------      ---------      ---------      ---------
Gross profit                                         82,646         73,815         69,617         57,470         40,342
Operating expenses                                   68,901         62,465         57,247         47,362         31,486
                                                  ---------      ---------      ---------      ---------      ---------
Operating income                                     13,745         11,350         12,370         10,108          8,856
Interest expense                                       (279)           (94)            (6)           (28)           (72)
Other income, principally interest                      975            811            399             95            216
                                                  ---------      ---------      ---------      ---------      ---------
Income before provision for income taxes             14,441         12,067         12,763         10,175          9,000
Provision for income taxes                            5,776          4,827          5,086          3,999          3,555
                                                  ---------      ---------      ---------      ---------      ---------

Net income                                        $   8,665      $   7,240      $   7,677      $   6,176      $   5,445
                                                  ---------      ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------      ---------
Net income per common and common
     equivalent share                             $     .91      $     .77      $     .82      $     .66      $    .60
Cash dividends per common share                   $     .20      $     .20           -              -             -
Weighted average common shares                        9,523          9,405          9,409          9,415         9,049


                                                                                December 31,
                                                  ---------------------------------------------------------------------
                                                      1996           1995           1994           1993          1992
                                                  ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA:                                                            (In thousands)

Working capital                                   $  54,201      $  47,028      $  45,536      $  37,577      $  32,217
Total assets                                        101,050         96,915         81,105         68,604         54,448
Short-term bank debt                                      -          9,900              -          2,600          1,000
Stockholders' equity                                 76,459         62,453         57,617         49,274         42,319


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECTION 7.1   RESULTS OF OPERATIONS

SECTION 7.1.1   FISCAL 1996 COMPARED TO FISCAL 1995

Net sales for the year ended December 31, 1996 were $241,583,000, an increase of $26,015,000, or 12.1%, over 1995. The $26,015,000 increase in net sales in 1996 was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated largely by increased penetration into existing markets, the acquisitions of Mountain West Dental Company, Inc. and Capitol Dental Supply, Inc., which acquisitions are more fully described in the footnotes to the financial statements and, to a lesser extent, by increased sales to existing customers. No individual customer accounted for more than 1%, or single product accounted for more than 2% of net sales for 1996 or 1995.

Sales of dental supplies comprised 65.9% of net sales in 1996 compared to 67.3% in 1995. Sales of dental equipment constituted 27.7% of net sales in 1996 compared to 26.1% in 1995. Sales of repair service and parts constituted 6.4% of net sales in 1996 versus 6.6% in 1995. The increase in the amount of equipment sales as a percentage of net sales was substantially due to the Company's opening of a net of six new Equipment Sales and Service Centers during 1996 (eight new centers were opened and two were closed), an increase of fourteen new equipment specialists from 1995 to 1996 as well as increased sales of intra-oral cameras.

Gross profit rose $8,831,000, or 12.0%, in 1996 compared to 1995, primarily as a result of increased sales. Gross profit as a percentage of net sales remained at 34.2% in 1996.

Operating expenses rose $6,436,000, or 10.3%, to $68,901,000 in 1996 compared to $62,465,000 in 1995 but, more significantly, decreased as a percentage of net sales to 28.5% in 1996 from 29.0% in 1995. Of this increase in operating expenses, $3,607,000 resulted from increased salaries and commissions primarily due to higher sales generating higher commissions.

For the year ended December 31, 1996, operating income increased $2,395,000, or 21.1%, due to increased sales and more focused management of operating expenses. Interest expense increased by $185,000 to $279,000 for the year ended December 31, 1996, primarily due to the increased use of the Company's lines of credit in December of 1995 to increase inventories and the continued use of those lines for a portion of 1996. The weighted average interest rate paid in 1996 decreased to 6.4% from 7.0% in 1995, primarily due to fluctuations in the federal funds rate.

The provisions for income taxes for 1996 increased $949,000, or 19.7%, primarily due to higher profits. The provision for income taxes reflected an effective rate of 40% for 1996 and 1995. Net income increased by $1,425,000, or 19.7%, in 1996 compared to 1995 and net income per share increased to $.91 per share in 1996 from $.77 per share in 1995, primarily due to the factors identified above.

SECTION 7.1.2   FISCAL 1995 COMPARED TO FISCAL 1994

Net sales for the year ended December 31, 1995 were $215,568,000, an increase of $11,965,000, or 5.9% over 1994. The $11,965,000 increase in net sales in 1995 was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated largely by increased penetration in existing markets and the acquisition of Inglis Dental Supply, Inc., as more fully described in the footnotes to the financial statements, and, to a lesser extent, by increased sales to existing customers. No individual customer accounted for more than 1%, or single product sold accounted for more than 2%, of net sales for 1995 or 1994.

Sales of dental supplies comprised 67.3% of net sales in 1995 versus 68.1% in 1994, with dental equipment sales and sales of repair service and parts accounting for the balance in each year. Sales of dental equipment constituted 26.1% of net sales in 1995 versus 25.0% in 1994. Sales of repair service and parts constituted 6.6% of net sales in 1995 versus 6.9% in 1994. The increase in the amount of equipment sales as a percentage of net sales was substantially due to the Company's opening or acquisition of four equipment sales and service centers during 1995 as well as increased sales of intra-oral cameras.

Gross profit rose $4,198,000, or 6.0%, in 1995 compared to 1994, primarily as the result of increased sales. Gross profit as a percentage of net sales remained at 34.2% in 1995.

Operating expenses rose $5,217,000, or 9.1%, to $62,465,000 in 1995 compared to $57,248,000 in 1994 and increased as a percentage of net sales to 29.0% from 28.1% over the same period. Of this increase in operating expenses, $2,473,000 resulted from increased salaries and commissions due to an increase in sales creating higher commissions and salaries paid to new sales trainees and support staff.

For the year ended December 31, 1995, operating income decreased from the previous year by $1,020,000, or 8.2%, to $11,350,000 due to increases in operating expenses. Interest expense increased by $88,000 to $94,000 for the year ended December 31, 1995, primarily due to use of the Company's credit line to build inventories at the new regional distribution center as well as year-end purchases to avoid price increases and to satisfy the Company's buying commitments to qualify for rebates from the Company's vendors. The weighted average interest rate paid in 1995 rose to 7.0% from 6.5% in 1994, primarily due to an increase in borrowing rates generally. Other income, consisting primarily of service charges and investment income, increased by $412,000 in 1995 compared to 1994.

The provision for income taxes for 1995 decreased $259,000, or 5.1%, primarily due to lower profits. The provision for income taxes reflected an effective rate of 40.0% for 1995 compared to 39.9% in 1994. Net income decreased by $437,000, or 5.7%, in 1995 compared to 1994, and net income per share decreased from $.82 in 1994 to $.77 in 1995, primarily due to the factors identified above.

SECTION 7.2   LIQUIDITY AND CAPITAL RESOURCES

The Company, pursuant to a stock repurchase plan which authorized the purchase of up to 500,000 shares, had as of December 31, 1996 repurchased 280,000 shares of its common stock from the public at various prices with an average price of approximately $9.00 per share, which repurchases total $2,538,753.

Working capital at December 31, 1996 was $54,201,000, an increase of $7,173,000 from December 31, 1995 reflecting higher net income less dividends paid. Working capital at December 31, 1995 was $47,028,000, an increase of $1,492,000 over December 31, 1994.

Cash and cash equivalents as of December 31, 1996 increased by $378,000 from the year earlier. Cash was used for capital expenditures consisting principally of equipment purchases ($1,658,000), repayment of bank debt ($9,900,000) and payment of dividends ($1,374,000) and was primarily provided by operations ($13,100,000).

Cash and cash equivalents as of December 31, 1995 decreased by $7,028,000 from the prior year. Cash was used in operations ($10,600,000), for equipment purchases ($2,600,000), to purchase treasury stock ($2,200,000) and to pay dividends ($1,800,000). Cash was provided by increasing the notes payable to the bank ($9,900,000).

Net cash provided by operating activities for the year ended December 31, 1996 was $13,100,000 and was primarily the result of higher net income adjusted for depreciation, bad debts, and fluctuations in inventory, accounts payable and accounts receivable.

Net cash used in operating activities for the year ended December 31, 1995 was $10,594,000, primarily as a result of increases in inventory and accounts receivable offset by net income and adjustments for depreciation and bad debts.

Net cash provided by operating activities for the year ended December 31, 1994 of approximately $10,825,000 was primarily the result of higher net income adjusted for depreciation, bad debts and fluctuations in inventory, accounts payable and accrued expenses.

Accounts receivable of $35,093,000 as of December 31, 1996 increased $3,300,000, or 10.5%, compared to December 31, 1995 due to the increase of sales in the fourth quarter of 1996. Accounts receivable of $31,753,000 as of December 31, 1995 increased $5,833,000, or 22.5%, compared to December 31, 1994, due to the increase in sales in the fourth quarter of 1995. The Company's write-off experience was less than 0.2% of net sales in 1996 and 1995.

Inventory of $40,400,000 at year-end 1996 represented a decrease of $5,578,000, or 12.1%, over December 31, 1995, primarily due to reduced purchasing in 1996. Inventory of $45,978,000 at December 31, 1995 represented an increase of $13,029,000, or 39.5%, over December 31, 1994. Such increase was primarily due to the opening of the Texas distribution center and year-end purchases to avoid price increases and to satisfy the Company's buying commitments to qualify for rebates from the Company's vendors. The increase in inventory was primarily funded by a $9,900,000 increase in the notes payable to the bank.

Capital expenditures were $1,658,000 in 1996. Such expenditures were primarily for the purchase of office equipment, furniture and fixtures and computer software and hardware (in part to create Sullivan Source, a new customer ordering system); the purchase of vehicles for service technicians and capital expenditures related to the acquisition and opening of new equipment sales and service centers.

Capital expenditures were $2,573,000 in 1995. Such expenditures were primarily for the opening of the Texas distribution center (new office equipment, furniture and computer hardware), for vehicles for service technicians and for leasehold improvements for the expansion of the corporate headquarters.

Capital expenditures have generally been financed by internally generated funds but were also financed by the bank lines in 1995.

Other assets, net of amortization, as of December 31, 1996, rose $6,862,000 to $16,384,000 compared to December 31, 1995. Other assets, net of amortization, as of December 31, 1995, rose $2,266,000 to $9,522,000 compared to December 31, 1994. Each of these increases was primarily due to an increase in goodwill from acquisitions.

The Company had maximum unsecured bank lines of credit totaling $23,000,000 at December 31, 1996 and totaling $18,000,000 at December 31, 1995 and December 31, 1994. The amounts available under the bank lines of credit at those dates were $23,000,000, $8,100,000 and $18,000,000, respectively. The credit lines were increased in February, 1996 to $23,000,000. The annual interest rates on the current lines of credit are 1.00% and .90% over the federal funds rate, respectively, and are payable monthly.

The Company believes that cash from operations and its bank lines of credit will provide it with liquidity sufficient to meet currently foreseeable capital needs.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT



Board of Directors
Sullivan Dental Products, Inc.
West Allis, Wisconsin

    We have audited the accompanying balance sheets of Sullivan Dental
Products, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Sullivan Dental Products, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 18, 1997

                          SULLIVAN  DENTAL  PRODUCTS,  INC.
                                   BALANCE  SHEETS



                                                                             December 31,
                                                                   ----------------------------
                                                                       1996           1995
                                                                  -------------  -------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
 Cash                                                             $      50,217  $     172,482
 Commercial paper -- cash equivalent                                    500,000          -
 Accounts receivable:
   Trade  (Note 1)                                                   35,093,051     31,753,427
   Other                                                                180,617      1,039,093
 Inventory  (Note 1)                                                 40,399,951     45,977,729
 Prepaid expenses and income taxes  (Note 4)                          1,752,373      1,851,508
                                                                  -------------  -------------
     Total current assets                                            77,976,209     80,794,239

EQUIPMENT AND LEASEHOLD IMPROVEMENTS  (Note 1):
 Warehouse and office equipment                                       7,794,591      7,528,286
 Transportation equipment                                             3,106,327      2,672,728
 Leasehold improvements                                               1,367,264      1,296,970
                                                                  -------------  -------------
                                                                     12,268,182     11,497,984
 Less accumulated depreciation and amortization                       5,577,684      4,899,204
                                                                  -------------  -------------
   Net equipment and leasehold improvements                           6,690,498      6,598,780

OTHER ASSETS:
 Goodwill  (Notes 1 and 9)                                           16,043,511      9,276,039
 Other                                                                  340,068        245,568
                                                                  -------------  -------------

                                                                  $ 101,050,286  $  96,914,626
                                                                  -------------  -------------
                                                                  -------------  -------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
 Notes payable to banks  (Note 2)                                 $         -    $   9,900,000
 Accounts payable                                                    15,241,950     18,474,537
 Accrued expenses:
   Salaries, commissions and benefits                                 3,105,005      2,098,566
   Other                                                              4,944,268      3,293,498
 Dividends payable                                                      484,113           -
                                                                  -------------  -------------
 Total current liabilities                                           23,775,336     33,766,601

DEFERRED INCOME TAXES  (Note 4)                                         816,000        695,000

STOCKHOLDERS' EQUITY  (Notes 6, 7 and 9):
 Preferred stock--$.01 par value; 500,000 shares
   authorized, none issued                                                 -              -
 Common stock--$.01 par value; 30,000,000 shares
   authorized, 9,982,747 and 9,306,747 shares issued
   in 1996 and 1995, respectively                                        99,827         93,067
 Paid-in capital                                                     38,702,016     31,030,201
 Retained earnings                                                   40,469,320     33,662,217
                                                                  -------------  -------------
     Total                                                           79,271,163     64,785,485
     Less treasury stock at cost  (300,496 and
      257,496 shares in 1996 and 1995, respectively)                 (2,812,213)    (2,332,460)
                                                                  -------------  -------------
     Total  stockholders' equity                                     76,458,950     62,453,025
                                                                  -------------  -------------

                                                                  $ 101,050,286  $  96,914,626
                                                                  -------------  -------------
                                                                  -------------  -------------



                          See notes to financial statements.

SULLIVAN DENTAL PRODUCTS, INC.
STATEMENTS OF INCOME



                                                                         Year Ended December 31,
                                                             -------------------------------------------
                                                                  1996           1995           1994
                                                             -------------  -------------  -------------
Net sales                                                    $ 241,582,814  $ 215,567,723  $ 203,602,279
Cost of sales                                                  158,936,929    141,752,826    133,985,069
                                                             -------------  -------------  -------------

Gross profit                                                    82,645,885     73,814,897     69,617,210
Operating expenses                                              68,900,766     62,464,880     57,247,528
                                                             -------------  -------------  -------------

Operating income                                                13,745,119     11,350,017     12,369,682
Interest expense                                                  (279,438)       (94,252)        (6,424)
Other income, principally interest                                 975,422        811,123        399,255
                                                             -------------  -------------  -------------

Income before provision for income taxes                        14,441,103     12,066,888     12,762,513
Provision for income taxes (Note 4)                              5,776,000      4,827,000      5,086,000
                                                             -------------  -------------  -------------

Net income                                                   $   8,665,103  $   7,239,888  $   7,676,513
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

Net income per common and common equivalent share                     $.91           $.77           $.82
                                                                      ----           ----           ----
                                                                      ----           ----           ----

Weighted average common shares                                   9,523,000      9,405,000      9,409,000




                            SULLIVAN DENTAL PRODUCTS, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Common  Stock
                                                   ----------------------------      Paid-In       Retained       Treasury
                                                       Shares          Amount        Capital       Earnings         Stock
                                                   -------------  -------------  -------------  -------------  -------------
Balances, January 1, 1994                              9,096,197  $      90,962  $  28,625,897  $ 20,557,165           -
 Issuance of shares in connection with:
   Acquisition  (Note 9)                                  36,300            363        489,687          -              -
   Stock options exercised  (Note 7)                      29,500            295        152,275          -              -
 Tax benefit of stock options exercised                     -              -            24,000          -              -
 Net income                                                 -              -              -        7,676,513           -
                                                   -------------  -------------  -------------  -------------  -------------

Balances, December 31, 1994                            9,161,997         91,620     29,291,859    28,233,678           -
 Issuance of shares in connection with:
   Acquisition (Note 9)                                  110,000          1,100      1,456,400          -              -
   Stock options exercised (Note 7)                       34,750            347        153,942          -              -
 Tax benefit of stock options exercised                     -              -           128,000          -              -
 Dividends (Note 6)                                         -              -              -       (1,811,349)          -
 Shares repurchased (Note 6)                                -              -              -             -      $  (2,231,250)
 Shares reacquired from prior year
   acquisition (Note 9)                                     -              -              -             -           (101,210)
 Net income                                                 -              -              -        7,239,888           -
                                                   -------------  -------------  -------------  -------------  -------------

Balances, December 31, 1995                            9,306,747         93,067     31,030,201    33,662,217      (2,332,460)
 Issuance of shares in connection with:
   Acquisitions  (Note 9)                                669,000          6,690      7,594,185          -              -
   Stock options exercised  (Note 7)                       7,000             70         68,180          -              -
 Tax benefit of stock options exercised                     -              -             9,450          -              -
 Dividends  (Note 6)                                        -              -              -       (1,858,000)          -
 Shares repurchased  (Note 6)                               -              -              -             -           (307,503)
 Shares reacquired from prior year
   acquisition  (Note 9)                                    -              -              -             -           (172,250)
 Net income                                                 -              -              -        8,665,103           -
                                                   -------------  -------------  -------------  -------------  -------------
Balances, December 31, 1996                            9,982,747  $      99,827  $  38,702,016  $ 40,469,320   $  (2,812,213)
                                                   -------------  -------------  -------------  -------------  -------------
                                                   -------------  -------------  -------------  -------------  -------------



                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS



                                                                                         Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 1996           1995           1994
                                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $  8,665,103   $  7,239,888   $  7,676,513
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                              2,240,457      1,880,088      1,512,263
     (Gain) loss on sale of assets                                                 (7,117)        34,171          6,406
     Provision for losses on accounts receivable                                  337,532        405,261        360,293
     Deferred income taxes                                                        642,000        192,000         57,000
     Changes in assets and liabilities, net of acquired businesses:
       (Increase) in accounts receivable--trade                                (2,646,834)    (4,920,320)      (106,112)
       Decrease (increase) in accounts receivable--other                          859,144         37,616       (237,531)
       Decrease (increase) in inventory                                         7,326,588    (12,408,367)    (4,315,682)
       Decrease (increase) in prepaid expenses and income taxes                   317,735       (592,293)       (81,625)
       (Increase) in other assets                                                (145,161)       (60,120)       (78,939)
       (Decrease) increase in accounts payable                                 (4,477,757)      (899,283)     5,203,490
       Increase in accrued expenses-- salaries,
         commissions and benefits                                               1,006,439        633,831        216,219
       (Decrease) increase in accrued expenses--other                          (1,000,000)    (1,722,252)       198,381
       (Decrease) increase in income taxes payable                                   -          (414,073)       414,073
                                                                             ------------   ------------   ------------
         Net cash provided by (used in) operating activities                   13,118,129    (10,593,853)    10,824,749

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of assets, net of cash received  (paid)  (Note 9)                    317,883       (232,543)        15,122
 Purchase of equipment and leasehold improvements                              (1,658,077)    (2,573,489)    (1,342,184)
 Proceeds from sale of assets                                                     103,490        232,661         46,406
                                                                             ------------   ------------   ------------
         Net cash (used in) investing activities                               (1,236,704)    (2,573,371)    (1,280,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in notes payable to banks                             (9,900,000)     9,900,000     (2,600,000)
 Purchase of treasury stock                                                      (307,503)    (2,231,250)          -
 Dividends paid                                                                (1,373,887)    (1,811,349)          -
 Proceeds from stock options exercised                                             68,250        154,289        152,570
 Tax benefit of stock options exercised                                             9,450        128,000         24,000
                                                                             ------------   ------------   ------------
         Net cash (used in) provided by financing activities                  (11,503,690)     6,139,690     (2,423,430)
                                                                             ------------   ------------   ------------

NET INCREASE  (DECREASE)  IN CASH AND CASH EQUIVALENTS                            377,735     (7,027,534)     7,120,663

CASH AND CASH EQUIVALENTS, beginning of year                                      172,482      7,200,016         79,353
                                                                             ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of year                                       $    550,217   $    172,482  $   7,200,016
                                                                             ------------   ------------   ------------

Supplemental information on cash flows and noncash
 transactions is as follows:
Supplemental cash flow information:
 Cash paid during the year for:
   Interest                                                                  $    315,570   $     58,120   $      6,424
   Income taxes                                                                 4,653,481      5,369,505      4,432,725
Supplemental schedule of noncash investing and financing
 activities:
   Acquisition of companies:
     Fair value of assets acquired                                           $ 11,178,932   $  5,040,757   $    987,011
     Liabilities assumed                                                       (3,895,940)    (3,350,714)      (512,083)
     Stock issued                                                              (7,600,875)    (1,457,500)      (490,050)
                                                                             ------------   ------------   ------------

Total cash (received) paid for net assets acquired                           $   (317,883)  $    232,543   $    (15,122)
                                                                             ------------   ------------   ------------
                                                                             ------------   ------------   ------------



                          See notes to financial statements.

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

    Revenue Recognition:
         The Company sells dental supplies, equipment and repair parts, and provides related services primarily to dentists throughout the United States. Revenues are recognized when dental supplies are shipped, when equipment is delivered and installed or when services are rendered to customers.

    Accounts Receivable:
         Trade receivables are reflected net of an allowance for uncollectible accounts of $975,000 and $805,000 in 1996 and 1995, respectively. The Company monitors credit lines extended to individual customers to minimize the credit risk.

    Inventory:
         Inventory of merchandise and equipment for resale is stated at the lower of cost (first-in, first-out method) or market. The Company uses estimated gross profit rates to determine cost of sales and inventory on an interim basis.

    Equipment and Leasehold Improvements:
         Equipment, which is stated at cost, is being depreciated over the estimated useful lives of the assets on the straight-line and accelerated methods. The range of useful lives of the various classes of assets is 5 to 10 years. Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is less.

    Goodwill:
         Goodwill represents the excess of the cost over the estimated fair value of the net assets acquired and is being amortized on a straight-line basis over 20 to 40 years. Accumulated amortization for goodwill was $1,162,073 and $756,148 at December 31, 1996 and 1995, respectively. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. The operations of acquired businesses are generally integrated into those of the Company promptly after acquisition. Goodwill impairment, if any, is measured using undiscounted cash flows. The Company does not individually distinguish the undiscounted cash flows of acquired operations.

    Income Taxes:
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. This method gives immediate effect to changes in income tax laws upon enactment.

    Cash Flows:
         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The change in assets and liabilities in the operating section of the statements of cash flows is reflected net of the effects of the acquisitions consummated.

    Net Income Per Share:
         Net income per share is based on the weighted average number of common shares outstanding including the effect of stock options, computed by the treasury stock method. Primary and fully diluted weighted average shares have not been disclosed as the difference between the two is not significant. Common stock equivalents result from the assumed issuance of shares under stock option plans.

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

    Fair Value of Financial Instruments:
         The Company believes the carrying amount of its financial instruments (cash, accounts receivable, accounts payable and notes payable) is a reasonable estimate of the fair value of these instruments.

    Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Notes Payable to Banks

         The Company has two unsecured bank lines of credit at December 31, 1996. One has a maximum line of credit of $15,000,000 with interest payable monthly at 1% over the federal funds rate (7.5% at December 31, 1996). The other has a maximum line of credit of $8,000,000 with interest payable monthly at .9% over the federal funds rate (7.4% at December 31, 1996).

         The following is a summary of borrowings under the lines of credit:

                                                December 31,
                                 ------------------------------------------
                                    1996            1995           1994
                                ------------   ------------   ------------
Balance at end of year          $       -      $  9,900,000   $      -
Interest rate at end of year            7.45%          6.85%          7.85%
Maximum outstanding             $ 14,000,000   $  9,900,000   $  2,600,000
Average outstanding             $  4,459,686   $  1,218,700   $     73,013
Weighted average interest
 rate during the year                   6.42%          7.00%          6.51%


Note 3 - Lease Commitments

         The Company leases its office and distribution facilities under noncancelable operating leases expiring at various dates through 2011. The leases require the Company to pay for insurance, maintenance, a portion of the property taxes and other expenses as defined in the leases. The future minimum rental payments required under these leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows:

           Year Ending
           December 31,
           ------------
              1997                              $ 2,669,815
              1998                                2,409,946
              1999                                2,205,523
              2000                                1,659,469
              2001                                1,212,631
              Thereafter                          7,091,320
                                                -----------
                                                $17,248,704
                                                -----------
                                                -----------

Rent expense amounted to $2,718,516, $2,462,111 and $1,854,864 for 1996, 1995
and 1994, respectively.

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

         Effective November 1, 1996 the Company signed a lease on the Company's Wisconsin executive office and distribution facility which is owned by certain officers and stockholders of the Company and certain members of their families. The annual rent is $544,548 through October 31, 1999, increases by 9% on November 1, 1999 and will increase by 9% every three years thereafter until October 31, 2011. The lease requires the Company to pay all expenses related to the building, including property taxes. This lease replaced three other leases on this facility, also owned by certain officers and stockholders of the Company. The total rent expense, including property taxes, on this facility amounted to $656,746, $615,282 and $417,587 for 1996, 1995 and 1994,
respectively.

Note 4 - Income Taxes

The provision for income taxes consists of the following:


                                            Year Ended December 31,
                                ------------------------------------------
                                    1996            1995          1994
                                ------------   ------------   ------------
 Current tax provision:
   Federal                        $4,094,000     $3,690,000     $3,994,000
   State                           1,040,000        945,000      1,035,000
                                ------------   ------------   ------------

                                   5,134,000      4,635,000      5,029,000
 Deferred taxes                      642,000        192,000         57,000
                                ------------   ------------   ------------

                                  $5,776,000     $4,827,000     $5,086,000
                                ------------   ------------   ------------
                                ------------   ------------   ------------




The approximate tax effects of temporary differences are as follows:

                                          December 31,
                                    ------------------------
                                      1996          1995
                                   ---------      ---------
 Inventory                         $ 308,000      $ 323,000
 Bad debt reserve                    260,000        222,000
 Accruals                            543,000        332,000
 Depreciation                       (500,000)      (478,000)
 Goodwill                           (316,000)      (217,000)
 Other                              (138,000)       (83,000)
                                   ---------      ---------

                                   $ 157,000      $  99,000
                                   ---------      ---------
                                   ---------      ---------

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

A reconciliation of the federal statutory rate to the Company's effective income tax rate is as follows:

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                     1996           1995           1994
                                                   --------       --------       --------
 Federal statutory rate                               34.0%          34.0%          34.0%
 State income taxes, net of federal tax benefit        5.2            5.3            5.3
 Other, net                                             .8             .7             .6
                                                   --------       --------       --------

 Effective rate                                       40.0%          40.0%          39.9%
                                                   --------       --------       --------
                                                   --------       --------       --------

Note 5 - Related Party Transactions

         The Company has been affiliated since 1988 with Dash Medical Gloves, Inc. ("Dash"), which is owned by an officer of the Company and his family. The Company purchased inventory from Dash in 1996, 1995 and 1994, totaling $4,585,518, $4,574,639 and $3,668,989, respectively.

         As discussed in Note 3, the Company's Wisconsin executive office and distribution facility is leased from certain officers and stockholders of the Company and certain members of their families.

Note 6 - Stockholders' Equity

         The Company's Board of Directors has the authority to determine the relative rights and preferences of any series it may establish with respect to the 500,000, $.01 par value authorized preferred stock. No preferred stock is issued or outstanding.

         During June 1996 and 1995, the Company repurchased 30,000 and 250,000 shares of its own common stock in the open market for $307,503 and $2,231,250, respectively and recorded it as treasury stock.

         During 1996, the Company declared quarterly dividends of $.05 per share payable in April, July, October and January 1997. Total dividends are $1,858,000 for 1996.

         During 1995, the Company declared an annual dividend of $.20 per share, amounting to $1,811,349, payable in August 1995.


Note 7 - Stock Options

         The Company adopted an Incentive Stock Option Plan in 1990 for the benefit of certain officers, directors and employees. The total number of shares reserved for issuance pursuant to this plan is 750,000. On December 1, 1995, the Company adopted the 1995 Long-Term Stock Incentive Plan for the benefit of certain officers, directors, managers and key employees. The total number of shares reserved for issuance pursuant to this plan is 750,000. At December 31, 1996, the Company had also granted non-qualified stock options to certain directors and officers to purchase up to 394,000 shares of common stock. All the options are exercisable for up to ten years from the date of grant, at a price not less than the fair market value of the common stock at the date of grant. At December 31, 1996, all the options granted have vested.

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the options granted during 1996 and 1995, consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been changed to the pro forma amounts indicated below:

                                        Year Ended December 31,
                                       --------------------------
                                           1996            1995
                                       -------------  -----------
Net income - as reported               $ 8,665,103    $ 7,239,888
Net income - Pro forma                   8,327,631      7,106,908

Net income per share - as reported           $ .91          $ .77
Net income per share - Pro forma               .87            .76


         The fair value of stock options used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: average dividend yield of 2.0%; expected volatility of 21.7%; an average risk free interest rate of 6.2%; and an expected holding period of ten years.

         Presented below is a summary of the status of the stock options, and the related transactions for the years ended December 31, 1996 and 1995:



                                                                  Year Ended December 31,
                                                 ----------------------------------------------------------
                                                             1996                          1995
                                                 ----------------------------  ----------------------------
                                                             Weighted Average              Weighted Average
   Stock Options                                    Shares    Exercise Price      Shares    Exercise Price
   -------------                                 ----------  ----------------  ----------  ----------------
Outstanding at beginning of year                  1,113,625         $ 8.02        751,875        $ 10.62
Granted                                             297,000          10.81        406,500           9.56
Reissued                                                  -            -          346,000           9.75
Exercised                                            (7,000)          9.75        (34,750)          4.44
Expired                                             (19,000)          9.63        (10,000)         17.75
Cancelled                                               -              -         (346,000)         17.51
                                                  ---------      ---------      ---------      ---------

Outstanding at end of year                        1,384,625         $ 8.59      1,113,625        $  8.02
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------




         The following table summarizes the status of stock options outstanding at December 31, 1996:

                                     Weighted Average
   Range of                             Remaining             Weighted Average
Exercise Prices             Shares   Contractual Life          Exercise Price
---------------             ------   ----------------         ----------------
$ 4.44                     335,000     3.2 years                   $  4.44
$ 6.89 to $10.31           888,125     8.6 years                      9.62
$10.50 to $12.68           161,500     9.7 years                     11.54
                         ---------

                         1,384,625
                         ---------
                         ---------

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

Note 8 - Employee Benefits

         Employees with six or more months of service are eligible to participate in a 401(k) savings and investment plan established by the Company in 1989. Under this plan, employee contributions are immediately 100% vested. Employer contributions are vested 20% after two years of service and an additional 20% for each additional year of service, fully vesting after six years of service. Contributions to the plan are made at the discretion of the Company and aggregated $584,289, $541,560 and $613,620 in 1996, 1995 and 1994,
respectively.

         The Company currently does not provide any post-retirement benefits.

Note 9 - Acquisitions

         During 1996, the Company acquired certain assets and assumed certain liabilities of two regional dental supply and equipment companies, in exchange for 669,000 shares of common stock of the Company valued at $7,600,875.

         During 1995, the Company acquired certain assets and assumed certain liabilities of two regional dental supply and equipment companies. The total purchase price of these acquired businesses was $308,000 in cash and 110,000 shares of common stock of the Company valued at $1,457,500. During 1996, one of these acquisitions was revalued and 13,000 shares valued at $172,250 were returned to the Company and recorded as treasury stock and as a reduction of the original goodwill.

         During 1994, the Company acquired certain assets and assumed certain liabilities of one regional dental supply and equipment company, in exchange for 36,300 shares of common stock of the Company valued at $490,050. During 1995, this acquisition was revalued and 7,497 shares valued at $101,210 were returned to the Company and recorded as treasury stock and as a reduction of the original goodwill.

         The above acquisitions have been accounted for under the purchase method of accounting. The results of operations of these companies since the date of acquisition have been included in the financial statements. The excess of total acquisition cost over the fair value of net assets acquired (goodwill) was $7,301,126 in 1996, $2,669,774 in 1995 and $584,308 in 1994. Amortization
expense was $405,925, $256,358 and $175,165 in 1996, 1995 and 1994,
respectively.

         The effect of the 1996 and 1995 acquisitions on the Company's results of operations on a pro forma basis was not material.

Note 10 - Commitments and Contingencies

         In the normal course of business, the Company has various legal proceedings pending. Management believes that the Company's liability, if any, with respect to these matters will not have a material impact on the Company's results of operations or financial position.

         The Company entered into an agreement with certain officers to provide benefits equal to each individual's annual base compensation in the event of death or voluntary or other termination. Termination benefits are conditioned upon the individual's agreement not to compete with the Company for a specified period.

                            SULLIVAN DENTAL PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

Note 11 - Subsequent Events

         On February 14, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Omega Professional Services, Inc., a Utah based equipment leasing company, in exchange for 200,000 shares of common stock of the Company valued at approximately $2,800,000.

         On January 7, 1997 the Company announced that it had reached an agreement in principle to purchase substantially all of the assets and assume certain liabilities of S. B. Service, a Connecticut based sterilization equipment repair company. The transaction, which is expected to close in February 1997, contemplates exchange of 65,000 shares of common stock of the Company valued at approximately $910,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Part III Items 10, 11, 12 and 13 is hereby incorporated by reference from the Company's Proxy Statement dated March 25, 1997.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    1.   Financial Statement Schedule

         The Financial Statement Schedule filed as part of this Report is on page 27. All other schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto included herein.

    2.   Exhibits

         The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Financial Statement Schedule and immediately precedes the exhibits filed.

    3.   Reports on Form 8-K

         The Company was not required to, and did not file a Form 8-K during the fourth quarter of 1996.

    4. Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

         This annual report on Form 10-K contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following: The dental products business is extremely competitive; the general level of economic activity can have a substantial impact on the Company's business production; the Company's growth has been substantially enhanced through acquisitions, which may or may not be available on acceptable terms in the future, and which, if consummated, may or may not be advantageous to the Company. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SULLIVAN DENTAL PRODUCTS, INC.


                                       By /S/ Timothy J. Sullivan
                                          -------------------------------------
                                            Timothy J. Sullivan, President

Dated:   March 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signature                    Title                                   Date
---------                    -----                                   ----
                             Chief Executive
                             Officer and Director
                             (Principal Executive Officer and
/S/ Robert E. Doering        Chief Accounting Officer)               March 25, 1997
-------------------------
Robert E. Doering

                             President, Treasurer,
                             Secretary, and Director
/S/ Timothy J. Sullivan      (Principal Financial Officer)           March 25, 1997
-------------------------
Timothy J. Sullivan


                             Chairman of the Board
/S/ Robert J. Sullivan       and Director                            March 25, 1997
-------------------------
Robert J. Sullivan

                             Executive Vice President
/S/ Kevin J. Ackeret         and Director                            March 25, 1997
-------------------------
Kevin J. Ackeret


/S/ Wayne G. Holt            Director                                March 25, 1997
-------------------------
Wayne G. Holt


/S/ Howard O. Wolfe          Director                                March 25, 1997
-------------------------
Howard O. Wolfe



/S/ Kerry B. Wolfe           Director                                March 25, 1997
-------------------------
Kerry B. Wolfe


INDEPENDENT AUDITORS' REPORT


Board of Directors
Sullivan Dental Products, Inc.
West Allis, Wisconsin



We have audited the financial statements of Sullivan Dental Products, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 18, 1997; such financial statements and report are included herein. Our audits also included the financial statement schedule of Sullivan Dental Products, Inc. listed in Item 14(1). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 18, 1997

SULLIVAN DENTAL PRODUCTS, INC.

SCHEDULE VIII

Valuation and Qualifying Accounts for Each
Of the Three Years Ended December 31, 1996




                                                                           Additions/
                                                            Additions     (Deductions)
                                             Balance at     Charged to     Charged to                          Balance
                                             Beginning       Cost and        Other                             at End
                                              Of Year         Expense       Accounts         Deductions        of Year
                                             ----------     ----------    ------------       ----------        -------
Description
-----------
Allowance for uncollectible
   accounts                        1996      $ 805,000      $ 412,532     $    -0-          $ 242,532 (1)     $ 975,000

Allowance for uncollectible
   accounts                        1995        602,000        510,261          -0-            307,261 (1)       805,000

Allowance for uncollectible
   accounts                        1994        340,000        505,293       (8,258) (2)       235,035 (1)       602,000




(1) Deductions are write-offs net of recoveries.

(2) Additions (deductions) due to acquired accounts receivables.

                            SULLIVAN DENTAL PRODUCTS, INC.
                                    EXHIBIT INDEX


Exhibit                                                                   Total
Number    Description and Page or Incorporation by Reference              Pages
-------   --------------------------------------------------             -----

  3.1     Articles of Incorporation of Registrant.(*****)

  3.2     By-laws of Registrant.(*****)

  4.1     Article Fourth of Articles of Incorporation of
          Registrant.(*****)


 10.5 Lease dated October 26, 1989 between Registrant and Orchard Livermore Associates (relating to real property located at 7085 Vaughn Avenue, Livermore, California).*(as amended on the 1st day of February, 1994).(*******)

 10.8     Form of Indemnity Agreement for Directors and Officers of
          Registrant.(*)(1)

 10.10    Registrant's 1990 Incentive Stock Option Plan as amended on      6
          January 19, 1995 (included herein at pages 30-35).(1)

 10.11    Form of Non-Qualified Stock Option Agreement.(*)(1)

 10.19    Office/Warehouse Lease Agreement dated December 10, 1991,
          and extended for five (5) years effective March 1, 1997
          pursuant to Registrant's exercise of the renewal option
          contained therein, by and between Riverside Associates
          Limited Partnership and Registrant (relating to property
          located at 4610 Mercedes Drive, Belcamp, Maryland)(***) as amended on the 27th day of August, 1996 (which amendment is
          included herein at pages 36-38).                                 3

 10.23 Non-Qualified Stock Option Agreements dated December 30, 1991 by and between Registrant and Kerry B. Wolfe and Stephen E. Ryd, respectively.(***)(1)(as amended on October 31, 1995). (*******)

 10.25 Promissory Note dated May 29, 1992 executed by Registrant in favor of Marshall & Isley Bank (relating to $8,000,000 unsecured line of credit).(****)

 10.26    Lease Agreement dated December 14, 1993 by and between Alvin
          E. Levine d/b/a Greylyn Business Park as Landlord and
          Registrant (relating to property located at 9309 Monroe
          Road, Charlotte, North Carolina).(*****)


 10.27 Lease Agreement dated February 2, 1995, by and between Kern Associates as Landlord and Registrant (relating to property located at 1322 Avenue R, Grand Prairie, Texas)(******)


 10.28    Registrant's 1995 Long-Term Stock Incentive Plan.(*******)(1)

Exhibit                                                                   Total
Number    Description and Page or Incorporation by Reference              Pages
-------   --------------------------------------------------             -----

 10.29 Demand Line of Credit Agreement and Demand Line of Credit Note each dated February 2, 1996, by and between Registrant and Firstar Trust Company (relating to $15,000,000 unsecured line of credit).(*******)

 10.30 Industrial Building Lease effective November 1, 1996 by and between Registrant and H&S Investments, L.L.C. relating to property located at 10920 West Lincoln Avenue, West Allis,
          Wisconsin (included herein at pages 39-44)                       6

 10.31    Non-Qualified Stock Option Agreement dated October 31, 1995 by and between Registrant and Kerry B. Wolfe (included
          herein at pages 45-49)(1)                                        5


 23       Consent of Deloitte & Touche LLP, as independent auditors
          (included herein at page 50).                                    1

 27       Financial Data Schedule (included herein at page 51)             1

----------------------------------------------------------------------



(*) Incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 33-33740, filed with the Securities and Exchange Commission on March 5, 1990, wherein the document has the same exhibit number as shown above.

(***) Incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 33-46266, filed with the Securities and Exchange Commission on March 9, 1992, wherein the document has the same exhibit number as shown above.

(****) Incorporated by reference to Registrant's 1992 Form 10-K for the year ended December 31, 1992, file No. 0-18347, filed with the Securities and Exchange Commission on March 27, 1993, wherein the document has the same exhibit number as shown above.

(*****) Incorporated by reference to Registrant's 1993 Form 10-K for the year ended December 31, 1993, file No. 0-18347, filed with the Securities and Exchange Commission on March 31, 1994, wherein the document has the same exhibit number as shown above.

(******) Incorporated by reference to Registrant's 1994 Form 10-K for the year ended December 31, 1994, File No. 0-18347, filed with the Securities and Exchange Commission on March 30, 1995, wherein the document has the same exhibit number as shown above.

(*******) Incorporated by reference to Registrant's 1995 Form 10-K for the year ended December 31, 1995, File No. 0-18347, filed with the Securities and Exchange Commission on March 29, 1996, wherein the document has the same exhibit number as shown above.

(1) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 601 of Regulation S-K.