Form 10-Q
period 1997-03-31
SULLIVAN DENTAL PRODUCTS INC
filed 1997-05-14
CIK 861290

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------


      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 1997

                                or

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from                to            .

                         Commission File Number 0-18347

                         Sullivan Dental Products, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                             36-3070444
------------------------------                              ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

10920 West Lincoln Avenue, West Allis, Wisconsin                 53227
------------------------------------------------               ----------
(Address of principal executive offices)                       (Zip Code)

                                (414) 321-8881
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                  Yes |X|                             No |_|


As of April 28, 1997, 9,943,451 shares of common stock, .01 par value, were outstanding.

                         SULLIVAN DENTAL PRODUCTS, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                      INDEX


                                                                          Page
                                                                          ----

Part I      Item 1 - Financial Information                                   1

            Balance Sheets as of March 31, 1997
            and December 31, 1996                                          1-2

            Statements of Income for the three
            months ended March 31, 1997 and 1996                             3

            Statements of Cash Flows for the three months
            ended March 31, 1997 and 1996                                    4

            Notes to Financial Statements                                  5-7

            Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial Condition                  8-9


Part II     Item 5 - Other Information                                      10

            Item 6 - Exhibits and Reports on Form 8-K                       10

            Signatures                                                      11

                          PART I FINANCIAL INFORMATION

                         SULLIVAN DENTAL PRODUCTS, INC.

                                 BALANCE SHEETS


                                                                                                  March 31,             December 31,
                                                                                                    1997                   1996
                                                                                                ------------            ------------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                                                      $    167,360            $     50,217
      Commercial paper -- cash equivalent                                                          3,500,000                 500,000
      Accounts receivable:
        Trade, less allowance for uncollectible accounts                                          31,374,496              35,093,051
        Other                                                                                        200,237                 180,617
      Inventory                                                                                   41,304,871              40,399,951
      Prepaid expenses and income taxes                                                            1,679,807               1,752,373
                                                                                                ------------            ------------

             Total current assets                                                                 78,226,771              77,976,209

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      Warehouse and office equipment                                                               7,919,177               7,794,591
      Transportation equipment                                                                     3,104,413               3,106,327
      Leasehold improvements                                                                       1,391,509               1,367,264
                                                                                                ------------            ------------
                                                                                                  12,415,099              12,268,182

      Less accumulated depreciation and amortization                                               5,890,508               5,577,684
                                                                                                ------------            ------------

             Net equipment and leasehold improvements                                              6,524,591               6,690,498

OTHER ASSETS:
      Goodwill                                                                                    19,606,950              16,043,511
      Other                                                                                          324,760                 340,068
                                                                                                ------------            ------------

                                                                                                $104,683,072            $101,050,286
                                                                                                ============            ============


                       See notes to financial statements.

                                                                                                March 31,              December 31,
                                                                                                  1997                    1996
                                                                                              -------------           -------------
                                              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
        Accounts payable                                                                       $ 15,257,736            $ 15,241,950
        Accrued expenses:
             Salaries, commissions and benefits                                                   1,503,159               3,105,005
             Other                                                                                4,150,146               4,944,268
        Income taxes payable                                                                        972,877                    --
        Dividends payable                                                                           497,685                 484,113
                                                                                              -------------           -------------

                 Total current liabilities                                                       22,381,603              23,775,336

DEFERRED INCOME TAXES                                                                               816,000                 816,000

STOCKHOLDERS' EQUITY:
        Preferred stock--$.01 par value; 500,000 shares
             authorized, none issued                                                                   --                      --
        Common stock--$.01 par value; 30,000,000 shares
             authorized, 10,004,697 and 9,982,747 shares issued
             in 1997 and 1996, respectively                                                         100,047                  99,827
        Paid-in capital                                                                          40,223,166              38,702,016
        Retained earnings                                                                        41,817,594              40,469,320
                                                                                              -------------           -------------

                 Total                                                                           82,140,807              79,271,163

             Less treasury stock at cost  (55,496 and
              300,496 shares in 1997 and 1996, respectively)                                       (655,338)             (2,812,213)
                                                                                              -------------           -------------
                Total  stockholders' equity                                                      81,485,469              76,458,950
                                                                                              -------------           -------------

                                                                                               $104,683,072            $101,050,286
                                                                                              =============           =============


                       See notes to financial statements.

                         SULLIVAN DENTAL PRODUCTS, INC.

                              STATEMENTS OF INCOME


                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                  1997                     1996
                                                                                              -------------           -------------

Net sales                                                                                      $ 60,181,006            $ 54,460,313

Cost of sales                                                                                    39,461,436              35,834,886
                                                                                              -------------           -------------

Gross profit                                                                                     20,719,570              18,625,427

Operating expenses                                                                               17,956,272              16,466,784
                                                                                              -------------           -------------

Operating income                                                                                  2,763,298               2,158,643

Interest expense                                                                                    (10,974)               (145,720)

Other income, principally interest                                                                  324,641                 281,638
                                                                                              -------------           -------------

Income before provision for income taxes                                                          3,076,965               2,294,561

Provision for income taxes                                                                        1,231,000                 918,000
                                                                                              -------------           -------------

Net income                                                                                      $ 1,845,965            $  1,376,561
                                                                                              =============           =============

Net income per common and common
     equivalent share                                                                                 $0.18                   $0.15

Weighted average common shares                                                                   10,374,000               9,348,000


                       See notes to financial statements.

                         SULLIVAN DENTAL PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended March 31,
                                                                                                   1997             1996
                                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $  1,845,965     $  1,376,561
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                              644,571          503,878
         Loss (gain) on sale of equipment                                                            18,960           (9,554)
         Provision for losses on accounts receivable                                                 75,000          105,000
         Changes in assets and liabilities, net of acquired businesses:
           Decrease in accounts receivable--trade                                                 3,657,262        3,637,188
           (Increase) decrease in accounts receivable--other                                        (19,620)         652,506
           (Increase) decrease in inventory                                                        (904,920)       4,214,248
           Decrease in prepaid expenses and income taxes                                             72,566          925,991
           Decrease (increase) in other assets                                                        2,558           (1,000)
           (Decrease) in accounts payable                                                           (61,431)      (5,079,456)
           (Decrease) in accrued expenses-- salaries,
             commissions and benefits                                                            (1,601,846)        (852,512)
           (Decrease) in accrued expenses--other                                                   (794,237)        (349,824)
           Increase in income taxes payable                                                         972,877          367,697
                                                                                              -------------    -------------
             Net cash provided by operating activities                                            3,907,705        5,490,723

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements                                                (287,168)        (450,500)
   Proceeds from sale of equipment                                                                   12,475           22,350
                                                                                              -------------    -------------
             Net cash (used in) investing activities                                               (274,693)        (428,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in notes payable to banks                                                            --         (5,175,000)
   Purchase of treasury stock                                                                      (275,000)            --
   Dividends paid                                                                                  (484,113)            --
   Proceeds from stock options exercised                                                            211,300             --
   Tax benefit of stock options exercised                                                            31,944             --
                                                                                              -------------    -------------
             Net cash (used in) financing activities                                               (515,869)      (5,175,000)
                                                                                              -------------    -------------

NET INCREASE  (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         S   3,117,143         (112,427)

CASH AND CASH EQUIVALENTS, beginning of period                                                      550,217          172,482
                                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                                       $  3,667,360     $     60,055
                                                                                              =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                                 $     10,974     $    181,852
      Income taxes                                                                                  209,327          101,982


                        See notes to financial statement.

                         SULLIVAN DENTAL PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1997



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

These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, as well as the results of operations and the cash flows for the three months ended March 31, 1997 and 1996, have been included.

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


   Cash Flows:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The change in assets and liabilities in the operating section of the statement of cash flows for the three months ended March 31, 1997, is reflected net of the effects of the acquisitions consummated.

                         SULLIVAN DENTAL PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1997



Note B - Acquisitions


On February 14, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Omega Professional Services, Inc. (OMEGA), a Utah based equipment leasing company, in exchange for 200,000 shares of common stock of the Company valued at $2,800,000. The excess of cost over the fair value of assets acquired (goodwill) was approximately $2,831,000 and is being amortized over twenty years on a straight-line basis.

On February 21, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of S. B. Service, a Connecticut based sterilization equipment repair company, in exchange for 65,000 shares of common stock of the Company valued at $910,000. The excess of cost over the fair value of assets acquired (goodwill) was approximately $934,000 and is being amortized over twenty years on a straight-line basis.

These acquisitions were accounted for under the purchase method of accounting. The accompanying statements of income for 1997 include the operations of OMEGA and S. B. Service since the date of acquisition. The effect of these acquisitions on the Company's results of operations on a pro forma basis was not material. Both of these acquisitions were purchased with treasury stock.

The effect on common stock, paid-in capital and treasury stock as of March 31, 1997, of these acquisitions, certain stock options exercised and the repurchase of treasury stock (Note C) is as follows:




                                                      Common               Paid-In               Treasury
                                                       Stock               Capital                Stock
                                                  -------------         -------------         -------------
      Balance, January 1, 1997                         $ 99,827           $38,702,016         $ (2,812,213)

      Shares issued in connection
         with the OMEGA acquisition                        -                1,025,000            1,775,000

      Shares issued in connection
         with the S. B. Service acquisition                -                  253,126              656,875

      Shares issued in connection
         with stock options exercised                       220               211,080                -

      Tax benefit of stock options exercised               -                   31,944                -

      Shares repurchased (Note C)                          -                    -                 (275,000)
                                                  -------------         -------------         -------------
      Balance, March 31, 1997                          $100,047           $40,223,166          $  (655,338)
                                                  =============         =============         =============

                         SULLIVAN DENTAL PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1997

Note C - Treasury Stock

During February 1997, the Company repurchased 20,000 shares of its own common stock in the open market for $275,000.


Note D - Dividends

On March 20, 1997, the Company declared a cash dividend of $.05 per share payable April 21, 1997, to stockholders of record on April 10, 1997. Total dividends are $497,685.


Note E - Subsequent Event

During April 1997, the Company repurchased 20,000 shares of its own common stock in the open market for approximately $277,500.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net sales for the three months ended March 31, 1997 ("Current Quarter") were $60,181,000, an increase of $5,721,000, or 10.5%, over the three months ended March 31, 1996 ("Prior Quarter"). The $5,721,000 increase in net sales was primarily due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated primarily by increased penetration in existing markets and the acquisitions of Mountain West Dental Company, Inc. and Capital Dental Supply, Inc., which occurred in September and November of 1996, respectively.

Sales of dental supplies comprised 70.0% of net sales in the Current Quarter versus 70.6% during the Prior Quarter. Sales of dental equipment constituted 23.3% of net sales in the first quarter of 1997 versus 22.3% in such period in 1996. The balance of sales in each period consisted primarily of repair service and parts.


Gross profit rose $2,094,000, or 11.2%, in the Current Quarter compared to the Prior Quarter, primarily as the result of increased sales. Gross profit as a percentage of net sales increased to 34.4% in the first quarter of 1997 compared to 34.2% for the same period in 1996 primarily as a result of more efficient buying programs and, to a lesser degree, from revenue from SDP Financial, which is the equipment leasing operation that was developed in conjunction with the acquisition of Omega Professional Services, Inc., a Utah based equipment leasing company ("Omega").

Operating expenses rose $1,489,000, or 9.0%, to $17,956,000, in the Current Quarter compared to $16,467,000 in the Prior Quarter but, more significantly, decreased as a percentage of net sales to 29.8% from 30.2% over the same period last year. Of this increase in operating expenses, $924,000 resulted from increased salaries and commissions due to higher sales creating higher commissions.

Operating income in the Current Quarter increased $605,000 from the Prior Quarter due to the increase in sales and better control of operating expenses. Interest expense decreased by $135,000 to $11,000 primarily due to reduced use of the Company's credit line.

Net income increased by $469,000 or 34.1%, in the first three months of 1997 as compared to such period in 1996. Net income per share rose to $.18 for the first quarter of 1997 from $.15 per share in such quarter of 1996. Such increases to net income and income per share are due to the factors identified above.

Liquidity and Capital Resources

The Company, pursuant to a stock repurchase plan which authorized the purchase of up to 500,000 shares, has purchased through March 31, 1997, 300,000 shares of its common stock from the public at various prices with an average price of approximately $9.38 per share, which repurchases total $2,813,750.

Working capital at March 31, 1997 was $55,845,000, an increase of $1,644,000 from December 31, 1996, reflecting net income of $1,846,000, reduced by dividends of $498,000.

Inventory rose $905,000 or 2.2%, from December 31, 1996.

Cash and cash equivalents as of March 31, 1997 increased by $3,117,000 from December 31, 1996. Cash was used for equipment purchases ($287,000), purchase of treasury stock ($275,000) and to pay dividends ($484,000) and was primarily provided by operations ($3,908,000) and stock options exercised ($211,000).

Net cash provided by operating activities for the three months ended March 31, 1997, of $3,908,000 was primarily as a result of net income adjusted for depreciation and bad debts and a decrease in accounts receivable offset by a decrease in accrued expenses.

Other assets, net of amortization, as of March 31, 1997 increased $3,548,000 to $19,932,000 compared to $16,384,000 at December 31, 1996. This increase is due to the goodwill attributable to the acquisition of Omega in the amount of $2,831,000 and S.B. Service in the amount of $934,000 offset by the amortization of goodwill and customer lists in the amount of $214,000.

The Company expects that the $23,000,000 of available lines of credit, against which there were no borrowings as of March 31, 1997, together with internally generated funds, is sufficient to meet currently foreseeable short-term and long-term liquidity and capital needs of the Company.

On February 14, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Omega in exchange for 200,000 shares of common stock of the Company as more fully described in the footnotes to the financial statements.

On February 21, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of S.B. Service, a Connecticut based sterilization equipment repair company, in exchange for 65,000 shares of common stock of the Company as more fully described in the footnotes to the financial statements.

On March 20, 1997, the Company declared a cash dividend of $.05 per share for stockholders of record on April 10, 1997 which dividend was payable on April 21, 1997.

The Company had short term investments of $3,500,000 at March 31, 1997, compared to $500,000 at December 31, 1996. This increase was due to collection of accounts receivable from the fourth quarter of 1996.

Accounts receivable of $31,374,000 at March 31, 1997, decreased $3,719,000, or 10.6%, compared to December 31, 1996.

                           Part II - Other Information


Item 5.  Other Information

In April, the Company, pursuant to the stock repurchase plan described above, purchased an additional 20,000 shares of its common stock from the public at a price of approximately $13.88 per share, which repurchase totalled $277,500.

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

                                    SULLIVAN DENTAL PRODUCTS, INC.
                                    (Registrant)


                                    By /s/ Timothy J. Sullivan
                                       ------------------------------
Dated:  May 13, 1997                   TIMOTHY J. SULLIVAN, President
                                       and Principal Financial Officer