Form 10-Q
period 1997-06-30
SULLIVAN DENTAL PRODUCTS INC
filed 1997-08-14
CIK 861290

                          SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Quarterly Period ended June 30, 1997

                                        or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from                to           .


                            Commission File Number 0-18347

                           SULLIVAN DENTAL PRODUCTS, INC.

                (Exact name of registrant as specified in its charter)

    WISCONSIN                                              36-3070444
    ---------                                             ------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

10920 WEST LINCOLN AVENUE, WEST ALLIS, WISCONSIN                53227
------------------------------------------------                ------
(Address of principal executive offices)                       (Zip Code)

                                     (414) 321-8881
                                     ----------------
                    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.


              Yes   X                       No
                   ----                        ----
    As of August 1, 1997, 10,027,951 shares of common stock, .01 par value, were outstanding.

                        SULLIVAN DENTAL PRODUCTS, INC.

                                  FORM 10-Q

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

                                        INDEX


                                                                         PAGE

PART I   Item 1 - Financial Information                                   1

         Balance Sheets as of June 30, 1997
         and December 31, 1996                                            1-2

         Statements of Income for the three months and six
         months ended June 30, 1997 and 1996                              3

         Statements of Cash Flows for the three months and six months
         ended June 30, 1997 and 1996                                     4

         Notes to Financial Statements                                    5-7

         Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition                    8-10


PART II  Item 4 - Submission of Matters to a Vote of
         Security Holders                                                 11
         Item 5 - Other Information                                       11-12

         Item 6 - Exhibits and Reports on Form 8-K                        12

         Signatures                                                       13

                            PART I FINANCIAL INFORMATION

                         SULLIVAN  DENTAL  PRODUCTS,  INC.

                                 BALANCE  SHEETS




                                                                                      June 30,           December 31,
                                                                                        1997               1996
ASSETS                                                                                ---------          -----------
CURRENT ASSETS:
         Cash                                                                         $187,532             $50,217
         Commercial paper -- cash equivalent                                                -              500,000
         Accounts receivable:
              Trade, less allowance for uncollectible accounts                      37,388,425          35,093,051
              Other                                                                    321,844             180,617
         Inventory                                                                  41,650,368          40,399,951
         Prepaid expenses and income taxes                                           2,298,415           1,752,373
                                                                                    ----------          ----------
                   Total current assets                                             81,846,584          77,976,209





EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
         Warehouse and office equipment                                              8,334,506           7,794,591
         Transportation equipment                                                    3,340,961           3,106,327
         Leasehold improvements                                                      1,502,175           1,367,264
                                                                                    ----------          ----------
                                                                                    13,177,642          12,268,182

         Less accumulated depreciation and amortization                              6,309,426           5,577,684
                                                                                    ----------          ----------
                   Net equipment and leasehold improvements                          6,868,216           6,690,498


OTHER ASSETS:
         Goodwill                                                                   19,372,847          16,043,511
         Other                                                                         318,533             340,068
                                                                                  ------------       -------------
                                                                                  $108,406,180       $ 101,050,286
                                                                                  ============       =============

                                 See notes to financial statements.
                                                 -1-


                                                                                   June 30,            December 31,
                                                                                     1997                 1996
                                                                                ---------------        -----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                              $ 15,195,894         $15,241,950
    Accrued expenses:
         Salaries, commissions and benefits                                          2,853,823           3,105,005
         Other                                                                       4,623,038           4,944,268
    Dividends payable                                                                  500,585             484,113
                                                                                   -----------         -----------
              Total current liabilities                                             23,173,340          23,775,336
DEFERRED INCOME TAXES                                                                  816,000             816,000

STOCKHOLDERS' EQUITY:
    Preferred stock--$.01 par value; 500,000 shares
         authorized, none issued                                                            -                    -
    Common stock--$.01 par value; 30,000,000 shares
         authorized, 10,083,947 and 9,982,747 shares issued
         in 1997 and 1996, respectively                                                100,839              99,827
    Paid-in capital                                                                 41,167,426          38,702,016
    Retained earnings                                                               44,081,416          40,469,320
                                                                                   -----------         -----------
              Total                                                                 85,349,681          79,271,163

         Less treasury stock at cost(75,496 and
                   300,496 shares in 1997 and 1996, respectively)                     (932,841)         (2,812,213)
                                                                                   -----------         -----------
                   Total stockholders' equity                                       84,416,840          76,458,950
                                                                                   -----------         -----------
                                                                                  $108,406,180       $ 101,050,286
                                                                                  ============       =============




                              See notes to financial statements.
                                                -2-

                            SULLIVAN DENTAL PRODUCTS, INC.

                                 STATEMENTS OF INCOME



                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                        1997              1996             1997              1996
                                                     -----------       -----------    -------------     -------------
Net sales                                            $68,210,739       $58,496,802    $ 128,391,745     $112,957,115

Cost of sales                                         44,687,972        38,603,853       84,149,408       74,438,739
                                                     -----------       -----------    -------------      ------------
Gross profit                                          23,522,767        19,892,949       44,242,337       38,518,376

Operating expenses                                    19,004,349        16,882,011       36,960,621       33,348,795
                                                     -----------       -----------    -------------      ------------
Operating income                                       4,518,418         3,010,938        7,281,716        5,169,581

Interest expense                                          (3,549)          (60,418)         (14,523)        (206,138)

Other income, principally interest                        92,538           136,479          417,179          418,117
                                                     -----------       -----------    -------------      ------------
Income before provision for income taxes               4,607,407         3,086,999        7,684,372        5,381,560

Provision for income taxes                             1,843,000         1,235,000        3,074,000        2,153,000
                                                     -----------       -----------    -------------      ------------
Net income                                           $ 2,764,407       $ 1,851,999      $ 4,610,372      $ 3,228,560
                                                     ===========       ===========     ============      ============

Net income per common and common
    equivalent share                                 $      0.26       $      0.20      $   0.44         $      0.35

Weighted average common shares                        10,656,000         9,383,000       10,521,000        9,351,000




                             See notes to financial statements.
                                            -3-

                             SULLIVAN DENTAL PRODUCTS, INC.

                                STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                                             1997           1996             1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                     ----------    ----------       -----------    -----------
    Net income                                                            $2,764,407    $1,851,999        $ 4,610,372   $ 3,228,560
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                       701,109       513,700          1,345,680     1,017,578
         Loss (gain) on sale of equipment                                     12,995       (10,044)            31,955       (19,598)
         Provision for losses on accounts receivable                          75,000       105,000            150,000       210,000
         Changes in assets and liabilities, net of acquired businesses:
           (Increase) decrease in accounts receivable--trade              (6,030,927)   (2,321,601)        (2,373,665)    1,315,587
           (Increase) decrease in accounts receivable--other                (121,607)      361,844           (141,227)    1,014,350
           (Increase) decrease in inventory                                 (345,497)      936,384         (1,250,417)    5,150,632
           (Increase) in prepaid expenses and income taxes                  (618,608)   (1,385,348)          (546,042)     (459,357)
           (Increase) in other assets                                         (6,523)      (71,148)            (3,965)      (72,148)
           (Decrease) increase in accounts payable                          (103,003)    1,923,169           (164,434)   (3,156,287)
           (Decrease) increase in accrued expenses-- salaries
              commissions and benefits                                     1,350,664       879,836           (251,182)       27,324
           (Decrease) increase in accrued expenses--other                    473,007     1,810,528           (321,230)    1,460,704
           (Decrease) in income taxes payable                               (972,877)     (367,697)                 -             -
                                                                         ------------   -----------       -----------    ----------
             Net cash provided by (used in) operating activities          (2,821,860)    4,226,622          1,085,845     9,717,345

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of assets, net of cash received                                  167             -                167             -
    Purchase of equipment and leasehold improvements                        (832,752)     (552,387)        (1,119,920)   (1,002,887)
    Proceeds from sale of equipment                                            4,752        54,416             17,227        76,766
                                                                         ------------   -----------       -----------    ----------
         Net cash (used in) investing activities                            (827,833)     (497,971)        (1,102,526)     (926,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) in notes payable to banks                                       -    (3,000,000)                 -    (8,175,000)
    Purchase of treasury stock                                              (277,503)     (307,503)          (552,503)     (307,503)
    Dividends paid                                                          (497,685)     (451,812)          (981,798)     (451,812)
    Proceeds from stock options exercised                                    772,270             -            983,570             -
    Tax benefit of stock options exercised                                   172,783             -            204,727             -
                                                                         ------------   -----------       -----------    ----------
         Net cash (used in) provided by financing activities                 169,865    (3,759,315)          (346,004)   (8,934,315)
                                                                         ------------   -----------       -----------    ----------
NET (DECREASE)IN CASH AND CASH EQUIVALENTS                                (3,479,828)      (30,664)          (362,685)     (143,091)


CASH AND CASH EQUIVALENTS, beginning of period                             3,667,360        60,055            550,217       172,482
                                                                         ------------   -----------       -----------    ----------
CASH AND CASH EQUIVALENTS, end of period                                   $ 187,532       $29,391           $187,532       $29,391
                                                                         ============   ===========       ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                                             $3,549       $54,918            $14,523      $236,770
         Income taxes                                                      2,805,510     1,793,320          3,014,837     1,895,302


                              See notes to financial statement.
                                          -4-

                          SULLIVAN DENTAL PRODUCTS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                          SIX MONTHS ENDED JUNE 30, 1997




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

These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, as well as the results of operations and the cash flows for the three and six months ended June 30, 1997 and 1996, have been included.

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


    CASH FLOWS:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The change in assets and liabilities in the operating section of the statement of cash flows for the six months ended June 30, 1997, is reflected net of the effects of the acquisitions consummated.

                         SULLIVAN DENTAL PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1997



NOTE B - ACQUISITIONS


On February 14, 1997, the Company purchased substantially all of the assets and assumed certain liabilities of Omega Professional Services, Inc. (OMEGA), a Utah based equipment leasing company, in exchange for 200,000 shares of common stock of the Company valued at $2,800,000. The excess of cost over the fair value of assets acquired (goodwill) was approximately $2,814,000 and is being amortized over twenty years on a straight-line basis.

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

The effect on common stock, paid-in capital and treasury stock as of June 30, 1997, of these acquisitions, certain stock options exercised and the repurchase of treasury stock (Note C) is as follows:

                                                          Common        Paid-In       Treasury
                                                           Stock        Capital          Stock
                                                        ---------   ------------   ------------
    Balance, January 1, 1997                            $ 99,827    $38,702,016    $(2,812,213)

    Shares issued in connection
         with the OMEGA acquisition                            -      1,025,000      1,775,000

    Shares issued in connection
         with the S. B. Service acquisition                    -        253,126        656,875

    Shares issued in connection
         with stock options exercised                      1,012        982,557              -

    Tax benefit of stock options exercised                     -        204,727              -

    Shares repurchased (Note C)                                -              -       (552,503)
                                                       ----------   -----------      ----------
    Balance, June 30, 1997                              $100,839    $41,167,426      $(932,841)
                                                       ==========   ===========      ==========

                                             -6-

                                  SULLIVAN DENTAL PRODUCTS, INC.

                                   NOTES TO FINANCIAL STATEMENTS

                                  SIX MONTHS ENDED JUNE 30, 1997

NOTE B - ACQUISITIONS (CONTINUED)

The following acquisitions are expected to close during the third quarter of 1997. These acquisitions will be accounted for under the purchase method of accounting. The value of the shares exchanged and the value of the goodwill will be determined on the date of closing:

     On June 16, 1997 the Company announced that it had reached an agreement in principle to purchase substantially all of the assets and assume certain liabilities of Jennifer de St. Georges & Associates, Inc., a San Jose, California based practice management company, in exchange for 65,000 shares of common stock of the Company.

     On July 2, 1997 the Company announced that it had reached an agreement in principle to purchase certain assets of Professional Practice Transitions, L.L.C., a Green Bay, Wisconsin based dental practice brokerage company, in exchange for $250,000.

     On July 8, 1997 the Company announced that it had reached an agreement in principle to purchase substantially all of the assets and assume certain liabilities of Twenty-First Century Corporation, a Fort Wayne, Indiana based dental supply, equipment and service company, in exchange for 79,000 shares of common stock of the Company.

     On July 8, 1997 the Company announced that it had reached an agreement in principle to purchase substantially all of the assets and assume certain liabilities of G.A.L.T., Incorporated, a Fort Wayne, Indiana based dental equipment and service company, in exchange for 6,000 shares of common stock of the Company.

NOTE C - TREASURY STOCK

During February 1997, the Company repurchased 20,000 shares of its own common
stock in the open market for $275,000.   During April 1997, the Company also
repurchased 20,000 shares of its own common stock in the open market for $277,503.

NOTE D - DIVIDENDS

On March 20, 1997, the Company declared a cash dividend of $.05 per share payable April 21, 1997, to stockholders of record on April 10, 1997. On June 20, 1997, the Company declared a cash dividend of $.05 per share payable July 21, 1997, to stockholders of record on July 10, 1997. Total dividends are $998,270.

NOTE E - SUBSEQUENT EVENT

On August 4, 1997 the Company announced that it had entered into a merger agreement with Henry Schein, Inc. (Henry Schein), an international distributor of dental, medical and veterinary products. Under the terms of the agreement, Henry Schein will acquire the Company in a stock-for-stock merger. The outstanding shares of the Company will be exchanged at a fixed rate exchange ratio of .735 of a share of Henry Schein for each share of the Company. The merger is expected to close in the fourth quarter of 1997 and is subject to each company's shareholder approval, various filings with the Securities and Exchange Commission and other provisions as defined in the contract. The merger will be accounted for as a pooling of interest and is expected to be tax-free to the Company's shareholders.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net sales for the three months ended June 30, 1997 ("Current Quarter") were $68,211,000, an increase of $9,714,000, or 16.6%, over the three months ended June 30, 1996 ("Prior Quarter"). The $9,714,000 increase in net sales was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated primarily by increased penetration in existing markets and the acquisitions of Mountain West Dental Company, Inc. and Capital Dental Supply, Inc., which occurred in September and November of 1996, respectively.

Sales of dental supplies comprised 64.7% of net sales in the second quarter versus 67.8% during the same period in 1996. Sales of dental equipment constituted 29.3% of net sales in the Current Quarter versus 25.7% in the Prior Quarter. The balance of sales in each period consisted primarily of
repair service and parts.    The change in product mix is largely due to the
opening of 7 new equipment sales and service centers in the last 12 month which, when adjusting for the closing of one center, brings the total number of equipment sales and service centers to 52 nationwide.

Gross profit rose $3,630,000, or 18.3%, to $23,523,000, in the Current Quarter compared to the Prior Quarter, primarily as the result of increased sales. Gross profit as a percentage of net sales increased to 34.5% in the second quarter of 1997 from 34.0% for the same period in 1996, primarily as a result of more efficient buying programs and the equipment leasing operation that was developed in conjunction with the acquisition of Omega Professional Services, Inc., a Utah based equipment leasing company ("Omega").

Operating expenses rose $2,122,000, or 12.6%, to $19,004,000, in the second quarter of 1997 compared to $16,882,000 in the second quarter of 1996 but, more significantly, decreased as a percentage of net sales to 27.9% from 28.9% over the same period last year. Of this increase in operating expenses, $1,574,000 resulted from increased salaries and commissions due to higher sales creating higher commissions.

Operating income in the Current Quarter increased from the Prior Quarter by $1,507,000 to $4,518,000 due to the increase in sales and better control of operating expenses. Interest expense fell by $57,000 to $3,500 primarily due to reduced use of the Company's credit line.

Net income increased by $912,000, or 49.3%, in the second quarter of 1997 as compared to such period in 1996. Net income per share rose to $.26 for the second quarter of 1997 as compared to $.20 per share for the corresponding period in 1996. Such increases to net income and income per share are due to the factors identified above.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net sales for the six months ended June 30, 1997 ("Current Period") were $128,392,000, an increase of $15,435,000, or 13.7%, over the six months ended June 30, 1996 ("Prior Period"). The $15,435,000 increase in net sales was substantially due to increased unit sales and, to a lesser extent, price increases. The growth in unit sales was generated largely by increased penetration in existing markets.

Sales of dental supplies comprised 67.2% of net sales in the first half of 1997 versus 69.1% during the same period in 1996. Sales of dental equipment constituted 26.5% of net sales in the Current Period versus 24.1% in the Prior Period.

Gross profit rose $5,724,000, or 14.9%, in the first half of 1997, compared to the same period last year, primarily as a result of increased sales. Gross profit as a percentage of net sales increased in the Current Period to 34.5% from 34.1% for the Prior Period in 1996 primarily as a result of more efficient buying programs and the equipment leasing operation that was developed in conjunction with the acquisition of Omega.

Operating expenses for the Current Period rose $3,612,000, or 10.8%, compared to the Prior Period but, more significantly, decreased as a percentage of net sales to 28.8% from 29.5% over the same period last year. Of this increase in operating expenses, $2,498,000 resulted from increased salaries and commissions due to higher sales creating higher commissions.

Operating income in the Current Period increased from the Prior Period by $2,112,000 to $7,282,000 due to the factors identified above. Interest expense decreased by $192,000 to $15,000 due to reduced use of the Company's credit line.

Net income increased by $1,382,000, or 42.8%, in the first half of 1997 as compared to the same period last year. Net income per share increased to $.44 per share from $.35 per share during the Current Period compared to the Prior Period. Such increases to net income and income per share are due to the factors identified above.

LIQUIDITY AND CAPITAL RESOURCES

The Company, pursuant to a stock repurchase plan which authorized the purchase of up to 500,000 shares, has to date repurchased 320,000 shares of its common stock from the public at various prices with an average price of approximately $9.66 per share, which repurchases total $3,091,353.

The Company had no short term investments at June 30, 1997, compared to $500,000 at December 31, 1996.

Accounts receivable of $37,388,000 at June 30, 1997, increased $2,295,000, or 6.5%, compared to December 31, 1996.

Inventories increased $1,250,000, or 3.1%, from December 31, 1996.

Working capital at June 30, 1997 was $58,673,000, an increase of $4,472,000 over December 31, 1996 reflecting net income of $4,610,000 increased by stock options exercised of $1,188,000, reduced by dividends of $998,000 and the purchase of treasury stock of $553,000.

Cash and cash equivalents as of June 30, 1997 decreased by $363,000 from December 31, 1996. Cash was used for equipment purchases ($1,120,000), purchase of treasury stock ($553,000) and to pay dividends ($982,000) and was primarily provided by operations ($1,086,000) and stock options exercised ($984,000).

Net cash provided by operating activities for the six months ended June 30, 1997, of $1,086,000 was primarily as a result of net income adjusted for depreciation and bad debts offset by increases in accounts receivable, inventory and prepaid expenses.

Other assets, net of amortization, as of June 30, 1997 increased $3,307,000 to $19,691,000 compared to $16,384,000 at December 31, 1996. This increase is due to the goodwill attributable to the acquisition of Omega in the amount of $2,814,000 and S.B. Service in the amount of $934,000 offset by the amortization of goodwill and customer lists in the amount of $444,000.

The Company expects that the $23,000,000 of available lines of credit, against which there were no borrowings as of June 30, 1997, together with internally generated funds, is sufficient to meet currently foreseeable short-term and long-term liquidity and capital needs of the Company.

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

On June 20, 1997, the Company declared a cash dividend of $.05 per share for stockholders of record on July 10, 1997 which dividend was payable on July 21, 1997.

                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 13, 1997 and the following directors were elected, having received votes as follows:

                                    Authority      Authority
    Director                         Granted       Withheld
    ---------                      ---------      ----------
    Robert J. Sullivan             8,003,554      1,136,501
    Robert E. Doering              8,004,324      1,135,731
    Wayne G. Holt                  8,002,854      1,137,201
    Kevin J. Ackeret               8,002,724      1,137,331
    Timothy J. Sullivan            8,002,869      1,137,186
    Howard O. Wolfe                8,000,854      1,139,201
    Kerry B. Wolfe                 8,001,724      1,138,331

The shareholders also approved the Board of Directors Resolution to increase the number of shares authorized for issuance pursuant to the Company's 1995 Long-Term Incentive Stock Plan from 750,000 to 1,500,000. The vote was 6,795,555 in favor, 1,592,060 opposed and 18,425 abstentions.

ITEM 5.  OTHER INFORMATION

On June 16, 1997, the Company announced that it had reached an agreement in principle to purchase substantially all of the assets and assume certain liabilities of Jennifer de St. Georges & Associates, Inc., a San Jose, California based practice management company, in exchange for 65,000 shares of common stock of the Company.

On July 2, 1997, the Company announced that it had reached an agreement in principle to purchase certain assets of Professional Practice Transitions, L.L.C., a Green Bay, Wisconsin based dental practice brokerage company, in exchange for $250,000.

On July 8, 1997, the Company announced that it had reached an agreement in principle to purchase substantially all of the assets and assume certain liabilities of Twenty-First Century Corporation, a Fort Wayne, Indiana based dental supply, equipment and service company, in exchange for 79,000 shares of common stock of the Company.

On July 8, 1997, the Company announced that it had reached an agreement in principle to purchase substantially all of the assets and assume certain liabilities of G.A.L.T., Incorporated, a Fort Wayne, Indiana based dental equipment and service company, in exchange for 6,000 shares of common stock of the Company.

On August 3, 1997, the Company entered into an agreement and plan of merger with Henry Schein, Inc. ("Schein") and HSI Acquisition Corp., a wholly-owned subsidiary of Schein ("HSI"). Pursuant to the merger agreement, HSI will be merged with and into the Company and the Company will become a wholly-owned subsidiary of Schein. Pursuant to the merger agreement, the common stock of the Company will be exchanged at a fixed rate exchange ratio of .735 of a share of common stock of Schein for each outstanding share of common stock of the Company. The merger will be accounted for as a pooling of interests and is expected to be tax-free to the stockholders of the Company. The merger is subject to the approval of the stockholders of the Company and Schein and the fulfillment of certain other conditions set forth in the merger agreement. The foregoing summary of the terms of the merger agreements is qualified in its entirety by reference to the provisions of the merger agreement, a copy of which is filed as an exhibit to this report and is hereby incorporated herein by reference.

ITEM 6.

a.  Exhibits

    EXHIBIT NUMBER            DESCRIPTION
    --------------            ------------
         2                    Agreement and Plan of Merger by and among Henry
                              Schein, Inc., HSI Acquisition Corp. and Sullivan
                              Dental Products, Inc. dated August 3, 1997



b.  Reports on Form 8-K

    The Company was not required to, and did not, file a Form 8-K during the period covered by this report.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SULLIVAN DENTAL PRODUCTS, INC.
                                        (Registrant)



                                        By    /s/ Timothy J. Sullivan
Dated: August 13, 1997                    ------------------------------------
                                              TIMOTHY J. SULLIVAN, President
                                              and Principal Financial Officer